Form 10-Q
period 2014-03-31
TEL-APPLIED HOLDINGS B.V.
filed 2014-06-26
CIK 1596089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-194047

TEL-APPLIED HOLDINGS B.V.

(Exact Name of Registrant as Specified in Its Charter)

The Netherlands	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Kerkenbos 1015, Unit C, 6546 BB Nijmegen, The Netherlands	+81-3-5561-7000
(Address of Principal Executive Offices, Including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐   Yes    ☒   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒    Yes  ☐    No

Number of shares outstanding of the registrant’s Ordinary Shares, nominal value €0.01 per share, outstanding as of June 25, 2014: 100

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TEL-APPLIED HOLDINGS B.V.

Unaudited Condensed Balance Sheets

	Euro
	March 31, 2014	January 6, 2014
Assets
Current assets
Cash in bank	1	—
Total current assets	1	—

Total assets	€1	€—

Liabilities and Stockholder’s Equity
Current liabilities
Accrued expenses	56,477	—
Total current liabilities	56,477	—

Total liabilities	56,477	—

Stockholder’s equity
Ordinary shares (par value €0.01, 100 shares issued and outstanding)	1	1
Additional paid-in capital	5,022	5,022
Due from shareholder	—	(1)
Accumulated deficit	(61,499)	(5,022)

Total stockholder’s deficit	(56,476)	—

Commitments and contingencies
Total liabilities and stockholder’s equity	€1	€—

See accompanying notes to unaudited condensed financial statements.

TEL-APPLIED HOLDINGS B.V.

Unaudited Condensed Statement of Operations

Euro
January 6 (Date of Incorporation) to March 31, 2014
Revenue:
Total revenue	€—

Operating costs and expenses:
General and administrative expenses	(57,372)
Total operating costs and expenses	(57,372)

Other income
Foreign currency exchange gain	895
Total other income	895

Loss before income taxes	(56,477)
Income taxes	—

Net loss	€(56,477)

Net loss per share —
Basic and diluted	€(564.77)

Weighted-average shares used to compute net loss per share —
Basic and diluted	100

See accompanying notes to unaudited condensed financial statements.

TEL-APPLIED HOLDINGS B.V.

Unaudited Condensed Statement of Cash Flows

Euro
January 6 (Date of Incorporation) to March 31, 2014
Cash flows from operating activities:
Net loss	€(56,477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities	56,477

Net cash provided by operating activities	—

Cash flows from investing activities:
Net cash provided by investing activities	—

Cash flows from financing activities:
Funding of share capital	1
Net cash provided by financing activities	1

Net increase in cash and cash equivalents	1
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	€1

See accompanying notes to unaudited condensed financial statements.

TEL-APPLIED HOLDINGS B.V.

Notes to Unaudited Condensed Financial Statements

Note 1 — Organization

TEL-Applied Holdings B.V. (the “Company”) was formed on January 6, 2014 as a wholly owned subsidiary of Tokyo Electron Limited, a Japanese corporation (kabushiki kaisha) (“TEL”). The Company is a Dutch private corporation with limited liability (besloten vennootschap) registered with the Commercial Register of the Nederlands Chamber of Commerce under the registration number 59642459. The Company’s official seat (statutaire zetel) is in Amsterdam, the Netherlands and its business address is Kerkenbos 1015, Unit C, 6546 BB, Nijmegen, the Netherlands.

The Company was formed in connection with the transactions contemplated by the Business Combination Agreement, dated as of September 24, 2013, as amended (the “Business Combination Agreement”), between Applied Materials, Inc., a Delaware corporation (“Applied”), and TEL. The Company became a party to the Business Combination Agreement pursuant to a Joinder Agreement to the Business Combination Agreement, dated January 16, 2014, by and among the Company, Applied and TEL.

Pursuant to the transactions contemplated by the Business Combination Agreement, TEL and a wholly owned direct subsidiary of the Company newly incorporated in Japan (“TEL Exchange Sub”) will effect a share-for-share exchange, and a wholly owned indirect subsidiary of the Company newly incorporated in U.S. will be merged with and into Applied, resulting in both Applied and TEL becoming wholly owned subsidiaries of the Company. Pursuant to the transactions contemplated by the Business Combination Agreement, new ordinary shares of the Company will be issued to existing TEL shareholders and Applied stockholders, which ordinary shares are expected to be listed on the Nasdaq Global Select Market and the Tokyo Stock Exchange. Although the Company will be considered the legal acquirer and parent company of Applied and TEL, Applied will be considered the accounting acquirer of the Company and TEL. The accompanying TEL-Applied Holdings B.V. financial statements do not include any adjustments that might result from the consummation of the transactions contemplated by the Business Combination Agreement.

To date, the Company has not conducted any material activities other than those incident to its formation and matters contemplated by the Business Combination Agreement.

As of March 31, 2014, TEL is the Company’s sole shareholder and the Company does not hold any equity interest in any other legal entity.

Note 2 — Summary of Significant Accounting Policies — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited condensed financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s financial statement and notes thereto contained in the Company’s Registration Statement on Form S-4/A filed with the SEC on May 9, 2014 (the “S-4”). The unaudited condensed balance sheet as of January 6, 2014 included herein was derived from the audited consolidated financial statement as of that date. The accompanying unaudited condensed financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature.

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the period from January 6, 2014 (the date of incorporation) to March 31, 2014 is not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The Company has elected to use the Euro as its reporting currency for these financial statements.

Note 3 — Organization Costs

Costs relating to the incorporation of the Company were paid by TEL. These costs have been allocated to the Company by TEL as an expense of the Company (and these costs are included in accumulated deficit in the accompanying unaudited condensed balance sheets) with a corresponding credit to additional paid-in capital. These costs of incorporation are deductible for income tax purposes in the Netherlands and resulted in the generation of a deferred tax asset that was offset by a valuation allowance.

Note 4 — Ordinary Shares

As of March 31, 2014, there were 100 ordinary shares, par value €0.01 per share, of the Company issued and outstanding. All such issued and outstanding ordinary shares were held by TEL.

Note 5 — Due from Shareholder

Amounts receivable from TEL associated with the issuance of the Company’s ordinary shares were accounted for as contra-equity as of January 6, 2014. This amount was received on February 13, 2014.

Note 6 — General and Administrative Expenses

General and administrative expenses represent audit fees relating to the audit of the Company’s balance sheet as of January 6, 2014, which audit was conducted for the purposes of including such audited financial statement in the S-4 that was filed in connection with the transactions contemplated by the Business Combination Agreement. These costs are deductible for income tax purposes in the Netherlands and accordingly, have resulted in the generation of a deferred tax asset that has been offset by a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to those regarding the proposed business combination between Applied Materials, Inc., a Delaware Corporation (“Applied”), and Tokyo Electron Limited, a Japanese corporation (kabushiki kaisha) (“TEL”) (the “Business Combination”) and the transactions related thereto. These statements may discuss the anticipated manner, terms and conditions upon which the Business Combination will be consummated, the persons to be appointed officers and directors of TEL-Applied Holdings B.V., a Dutch private limited liability corporation (besloten vennootschap) (the “Company”), trends and the future performance of their businesses, the synergies of Applied and TEL, and similar things. Forward-looking statements may contain words such as “expect,” “believe,” “may,” “can,” “should,” “will,” “forecast,” “anticipate” or similar expressions, and include the assumptions that underlie such statements.

These statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements, including but not limited to: the ability of the parties to consummate the Business Combination in a timely manner or at all and other risks described in the Registration Statement on Form S-4/A (File No. 333-194047) (the “S-4”) filed with the SEC by the Company and declared effective on May 13, 2014. All forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof. Except as required under applicable law, the Company does not undertake any obligation to update any forward-looking statements.

The Company was formed on January 6, 2014 as a wholly owned subsidiary of TEL in connection with the Business Combination Agreement, dated as of September 24, 2013, as amended (the “Business Combination Agreement”), between Applied and TEL, pursuant to which the parties propose to effect a strategic combination of their respective businesses. As more completely described in the S-4, TEL shareholders will become entitled to receive 3.25 ordinary shares of the Company for every TEL share held, Applied stockholders will become entitled to receive one ordinary share of the Company for every Applied share held, and it is anticipated that, immediately following consummation of the Business Combination, former Applied stockholders and former TEL shareholders will own approximately 68% and 32%, respectively, of the outstanding ordinary shares of the Company.

The Company has not commenced operations, has no significant assets or liabilities and has not conducted any material activities other than those incident to its formation and matters contemplated by the Business Combination Agreement from its January 6, 2014 date of incorporation through March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period covered by this report, the Company did not conduct any material activities and therefore did not incur any significant interest rate risk, foreign currency exchange rate risk, commodity price risk or other relevant market risks.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of the Company’s Principal Executive Officer and Financial and Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Principal Executive Officer and Financial and Accounting Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company is subject to those risk factors set forth under the caption “Risk Factors” in the S-4, which risk factors are incorporated herein by reference. The Company did not have any material changes to the risk factors set forth in the S-4 during the period covered by this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Documents
2.1	Business Combination Agreement, dated as of September 24, 2013, by and between Applied Materials, Inc. and Tokyo Electron Limited, including the Joinder Agreement, dated as of January 16, 2014, by and among Applied Materials, Inc., Tokyo Electron Limited and TEL-Applied Holdings B.V. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on May 9, 2014).

2.2	Amendment No. 1 to Business Combination Agreement dated as of February 14, 2014, by and among Applied Materials, Inc., Tokyo Electron Limited and TEL-Applied Holdings B.V. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on May 9, 2014).

3.1	Articles of Association of TEL-Applied Holdings B.V. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on February 20, 2014).

31.1*	Certification of Principal Executive Officer and Financial and Accounting Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Financial and Accounting Officer pursuant to Section 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEL-APPLIED HOLDINGS B.V.

Date: June 25, 2014	By:	/s/ Tetsuro Higashi
Tetsuro Higashi
Managing Director
(Principal Executive Officer and Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
2.1	Business Combination Agreement, dated as of September 24, 2013, by and between Applied Materials, Inc. and Tokyo Electron Limited, including the Joinder Agreement, dated as of January 16, 2014, by and among Applied Materials, Inc., Tokyo Electron Limited and TEL-Applied Holdings B.V. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on May 9, 2014).

2.2	Amendment No. 1 to Business Combination Agreement dated as of February 14, 2014, by and among Applied Materials, Inc., Tokyo Electron Limited and TEL-Applied Holdings B.V. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on May 9, 2014).

3.1	Articles of Association of TEL-Applied Holdings B.V. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on February 20, 2014).

31.1*	Certification of Principal Executive Officer and Financial and Accounting Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Financial and Accounting Officer Pursuant to Section 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith