Form 10-Q
period 2014-06-30
ETERIS B.V.
filed 2014-08-13
CIK 1596089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Number of shares outstanding of the registrant’s Ordinary Shares, nominal value €0.01 per share, outstanding as of August 13, 2014: 100

		PAGE
PART I — FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
Unaudited Condensed Balance Sheets at June 30, 2014 and January 6, 2014		1
Unaudited Condensed Statements of Operations for the periods from April 1, 2014 to June 30, 2014 and from January 6, 2014 (date of incorporation) to June 30, 2014		2
Unaudited Condensed Statement of Cash Flows for the period from January 6, 2014 (date of incorporation) to June 30, 2014		3
Notes to Unaudited Condensed Financial Statements		4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	6

PART II — OTHER INFORMATION		7
Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Mine Safety Disclosures	7
Item 5.	Other Information	7
Item 6.	Exhibits	7

SIGNATURES		9

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Eteris B.V.

Unaudited Condensed Balance Sheets

	Euro
	June 30, 2014	January 6, 2014
Assets
Current assets
Cash in bank	1	—
Total current assets	1	—

Total assets	€1	€—

Liabilities and Stockholder’s Equity
Current liabilities
Accrued expenses	82,166	—
Total current liabilities	82,166	—

Total liabilities	82,166	—

Stockholder’s equity
Ordinary shares (par value €0.01, 100 shares issued and outstanding)	1	1
Additional paid-in capital	5,022	5,022
Due from shareholder	—	(1)
Accumulated deficit	(87,188)	(5,022)

Total stockholder’s deficit	(82,165)	—

Commitments and contingencies
Total liabilities and stockholder’s equity	€1	€—

See accompanying notes to unaudited condensed financial statements.

Eteris B.V.

Unaudited Condensed Statements of Operations

	Euro
	April 1 to June 30, 2014	January 6 (Date of Incorporation) to June 30, 2014
Revenue:
Total revenue	€—	€—

Operating costs and expenses:
General and administrative expenses	24,325	81,697
Total operating costs and expenses	24,325	81,697

Other loss
Foreign currency exchange loss	(1,364)	(469)
Total other loss	(1,364)	(469)

Loss before income tax	(25,689)	(82,166)
Income taxes	—	—

Net loss	€(25,689)	€(82,166)

Net loss per share —
Basic and diluted	€(256.89)	€(821.66)

Weighted-average shares used to compute loss per share —
Basic and diluted	100	100

See accompanying notes to unaudited condensed financial statements.

Eteris B.V.

Unaudited Condensed Statement of Cash Flows

Euro
January 6 (Date of Incorporation) to June 30, 2014
Cash flows from operating activities:
Net loss	€(82,166)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities	82,166

Net cash provided by operating activities	—

Cash flows from investing activities:
Net cash provided by investing activities	—

Cash flows from financing activities:
Funding of share capital	1
Net cash provided by financing activities	1

Net increase in cash and cash equivalents	1
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	€1

See accompanying notes to unaudited condensed financial statements.

Eteris B.V.

Notes to Unaudited Condensed Financial Statements

Note 1 — Organization

TEL-Applied Holdings B.V. (the “Company”) was formed on January 6, 2014 as a wholly owned subsidiary of Tokyo Electron Limited, a Japanese corporation (kabushiki kaisha) (“TEL”), and changed its name to Eteris B.V. on July 8, 2014. The Company is a Dutch private corporation with limited liability (besloten vennootschap) registered with the Commercial Register of the Nederlands Chamber of Commerce under the registration number 59642459. The Company’s official seat (statutaire zetel) is in Amsterdam, the Netherlands and its business address is Kerkenbos 1015, Unit C, 6546 BB, Nijmegen, the Netherlands.

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

Pursuant to the transactions contemplated by the Business Combination Agreement, TEL and a wholly owned direct subsidiary of the Company newly incorporated in Japan (“TEL Exchange Sub”) will effect a share-for-share exchange, and a wholly owned indirect subsidiary of the Company newly incorporated in U.S. will be merged with and into Applied, resulting in both Applied and TEL becoming wholly owned subsidiaries of the Company. Pursuant to the transactions contemplated by the Business Combination Agreement, new ordinary shares of the Company will be issued to existing TEL shareholders and Applied stockholders, which ordinary shares are expected to be listed on the Nasdaq Global Select Market and the Tokyo Stock Exchange. Although the Company will be considered the legal acquirer and parent company of Applied and TEL, Applied will be considered the accounting acquirer of the Company and TEL. The accompanying Eteris B.V. financial statements do not include any adjustments that might result from the consummation of the transactions contemplated by the Business Combination Agreement.

To date, the Company has not conducted any material activities other than those incident to its formation and matters contemplated by the Business Combination Agreement.

As of June 30, 2014, TEL is the Company’s sole shareholder and the Company does not hold any equity interest in any other legal entity.

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

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the periods from April 1, 2014 to June 30, 2014 and from January 6, 2014 (the date of incorporation) to June 30, 2014 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Note 4 — Ordinary Shares

As of June 30, 2014, there were 100 ordinary shares, par value €0.01 per share, of the Company issued and outstanding. All such issued and outstanding ordinary shares were held by TEL.

Note 5 — Due from Shareholder

Amounts receivable from TEL associated with the issuance of the Company’s ordinary shares were accounted for as contra-equity as of January 6, 2014. This amount was received on February 13, 2014.

Note 6 — General and Administrative Expenses

General and administrative expenses represent audit fees relating to the audit of the Company’s balance sheet as of January 6, 2014, which audit was conducted for the purposes of including such audited financial statement in the S-4 that was filed in connection with the transactions contemplated by the Business Combination Agreement, and fees relating to the review of the Company’s financial statements for the Form 10-Q . These costs are deductible for income tax purposes in the Netherlands and accordingly, have resulted in the generation of a deferred tax asset that has been offset by a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to those regarding the proposed business combination between Applied Materials, Inc., a Delaware Corporation (“Applied”), and Tokyo Electron Limited, a Japanese corporation (kabushiki kaisha) (“TEL”) (the “Business Combination”) and the transactions related thereto. These statements may discuss the anticipated manner, terms and conditions upon which the Business Combination will be consummated, the persons to be appointed officers and directors of Eteris B.V., a Dutch private limited liability corporation (besloten vennootschap) (the “Company”), trends and the future performance of their businesses, the synergies of Applied and TEL, and similar things. Forward-looking statements may contain words such as “expect,” “believe,” “may,” “can,” “should,” “will,” “forecast,” “anticipate” or similar expressions, and include the assumptions that underlie such statements.

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

The Company has not commenced operations, has no significant assets or liabilities and has not conducted any material activities other than those incident to its formation and matters contemplated by the Business Combination Agreement from its January 6, 2014 date of incorporation through June 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Documents

3.1	Deed of Amendment of the Articles of Association of Eteris B.V. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2014).

31.1*	Certification of Principal Executive Officer and Financial and Accounting Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Financial and Accounting Officer pursuant to Section 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document.

101. SCH*	XBRL Taxonomy Extension Schema Document.

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eteris B.V.

Date: August 13, 2014	By:	/s/ Tetsuro Higashi
Tetsuro Higashi
Managing Director
(Principal Executive Officer and Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Deed of Amendment of the Articles of Association of Eteris B.V. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2014)

31.1*	Certification of Principal Executive Officer and Financial and Accounting Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Financial and Accounting Officer Pursuant to Section 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document.

101. SCH*	XBRL Taxonomy Extension Schema Document.

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith