Form 10-Q
period 2014-09-30
ETERIS B.V.
filed 2014-11-10
CIK 1596089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Number of shares outstanding of the registrant’s Ordinary Shares, nominal value €0.01 per share, outstanding as of November 10, 2014: 100

PAGE
PART I — FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Unaudited Condensed Balance Sheets at September 30, 2014 and January 6, 2014	1
Unaudited Condensed Statements of Operations for the three-month period ended September 30, 2014 and for the period January 6, 2014 (date of incorporation) to September 30, 2014	2
Unaudited Condensed Statement of Cash Flows for the period from January 6, 2014 (date of incorporation) to September 30, 2014	3
Notes to Unaudited Condensed Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3. Quantitative and Qualitative Disclosures About Market Risk	6
Item 4. Controls and Procedures	6

PART II — OTHER INFORMATION	7
Item 1. Legal Proceedings	7
Item 1A. Risk Factors	7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3. Defaults Upon Senior Securities	7
Item 4. Mine Safety Disclosures	7
Item 5. Other Information	7
Item 6. Exhibits	7

SIGNATURES	9

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Eteris B.V.

Unaudited Condensed Balance Sheets

	Euro
	September 30, 2014	January 6, 2014
Assets
Current assets
Cash in bank	1	—
Total current assets	1	—

Total assets	1	€—

Liabilities and Stockholder’s Equity
Current liabilities
Accrued expenses	95,279	—
Total current liabilities	95,279	—

Total liabilities	95,279	—

Stockholder’s equity
Ordinary shares (par value €0.01, 100 shares issued and outstanding)	1	1
Additional paid-in capital	5,022	5,022
Due from shareholder	—	(1)
Accumulated deficit	(100,301)	(5,022)

Total stockholder’s deficit	(95,278)	—

Commitments and contingencies
Total liabilities and stockholder’s equity	1	€—

See accompanying notes to unaudited condensed financial statements.

Eteris B.V.

Unaudited Condensed Statements of Operations

	Euro
	Three-months ended September 30, 2014	January 6, 2014 (Date of Incorporation) to September 30, 2014
Revenue:
Total revenue	€—	€—

Operating costs and expenses:
General and administrative expenses	13,425	95,122
Total operating costs and expenses	13,425	95,122

Other income (loss)
Foreign currency exchange gain (loss)	312	(157)
Total other income (loss)	312	(157)

Loss before income taxes	(13,113)	(95,279)
Income taxes	—	—

Net loss	€(13,113)	€(95,279)

Net loss per share —
Basic and diluted	€(131.13)	€(952.79)

Weighted-average shares used to compute loss per share —
Basic and diluted	100	100

See accompanying notes to unaudited condensed financial statements.

Eteris B.V.

Unaudited Condensed Statement of Cash Flows

Euro
January 6, 2014 (Date of Incorporation) to September 30, 2014
Cash flows from operating activities:
Net loss	€(95,279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities	95,279

Net cash provided by operating activities	—

Cash flows from investing activities:
Net cash provided by investing activities	—

Cash flows from financing activities:
Funding of share capital	1
Net cash provided by financing activities	1

Net increase in cash and cash equivalents	1
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	€1

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

As of September 30, 2014, TEL is the Company’s sole shareholder and the Company does not hold any equity interest in any other legal entity.

Note 2 — Summary of Significant Accounting Policies — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, the unaudited condensed financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Registration Statement on Form S-4/A (File No. 333-194047) filed with the SEC on May 9, 2014 and declared effective on May 13, 2014 (the “S-4”). The unaudited condensed balance sheet as of January 6, 2014 included herein was derived from the audited consolidated financial statement as of that date. The accompanying unaudited condensed financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature.

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Note 4 — Ordinary Shares

As of September 30, 2014, there were 100 ordinary shares, par value €0.01 per share, of the Company issued and outstanding. All such issued and outstanding ordinary shares were held by TEL.

Note 5 — Due from Shareholder

Amounts receivable from TEL associated with the issuance of the Company’s ordinary shares were accounted for as contra-equity as of January 6, 2014. This amount was received on February 13, 2014.

Note 6 — General and Administrative Expenses

General and administrative expenses represent audit fees relating to the audit of the Company’s balance sheet as of January 6, 2014, which audit was conducted for the purposes of including such audited financial statements in the S-4 that was filed in connection with the transactions contemplated by the Business Combination Agreement, and fees relating to the review of the Company’s financial statements for periodic reports filed by the Company with the SEC. These costs are deductible for income tax purposes in the Netherlands and accordingly, have resulted in the generation of a deferred tax asset that has been offset by a valuation allowance.

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

These statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements, including but not limited to: the ability of the parties to consummate the Business Combination in a timely manner or at all and other risks described in the S-4. All forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof. Except as required under applicable law, the Company does not undertake any obligation to update any forward-looking statements.

The Company was formed on January 6, 2014 as a wholly owned subsidiary of TEL in connection with the Business Combination Agreement, dated as of September 24, 2013, as amended (the “Business Combination Agreement”), between Applied and TEL, pursuant to which the parties propose to effect a strategic combination of their respective businesses. As more fully described in the S-4, TEL shareholders will become entitled to receive 3.25 ordinary shares of the Company for every TEL share held, Applied stockholders will become entitled to receive one ordinary share of the Company for every Applied share held. It is anticipated that, immediately following consummation of the Business Combination, former Applied stockholders and former TEL shareholders will own approximately 68% and 32%, respectively, of the outstanding ordinary shares of the Company.

The Company has not commenced operations, has no significant assets or liabilities and has not conducted any material activities other than those incident to its formation and matters contemplated by the Business Combination Agreement from its January 6, 2014 date of incorporation through September 30, 2014.

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

Eteris B.V.

Date: November 10, 2014	/s/ Tetsuro Higashi
By: Tetsuro Higashi, Managing Director
(Principal Executive Officer and Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Deed of Amendment of the Articles of Association of Eteris B.V. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2014)

31.1*	Certification of Principal Executive Officer and Financial and Accounting Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Financial and Accounting Officer Pursuant to Section 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document.

101. SCH*	XBRL Taxonomy Extension Schema Document.

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith