Form 10-K
period 2014-12-31
ETERIS B.V.
filed 2015-03-06
CIK 1596089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-194047

Eteris B.V.

(formerly known as TEL-Applied Holdings B.V.)

(Exact name of registrant as specified in its charter)

The Netherlands	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Kerkenbos 1015, Unit C, 6546 BB Nijmegen, The Netherlands	+81-3-5561-7000
(Address of Principal Executive Offices, Including Zip Code)	(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☒    NO  ☐

As of June 30, 2014, there was no public market for the registrant’s ordinary shares and the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $0.

As of March 6, 2015, there were 100 shares of the registrant’s ordinary shares, nominal value €0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, those regarding the proposed business combination between Applied Materials, Inc., a Delaware Corporation (“Applied”), and Tokyo Electron Limited, a Japanese corporation (kabushiki kaisha) (“TEL”) (the “Business Combination”) and the transactions related thereto. These statements may discuss the anticipated manner, terms and conditions upon which the Business Combination (which would result in, among other things, each of Applied and TEL becoming wholly-owned subsidiaries of the Company) will be consummated, the persons to be appointed officers and directors of Eteris B.V., a Dutch private limited liability corporation (besloten vennootschap) (formerly known as TEL-Applied Holdings B.V.) (the “Company”), trends and the future performance of the Company’s, Applied’s and TEL’s respective businesses, the synergies of Applied and TEL, and similar things. Forward-looking statements may contain words such as “expect,” “believe,” “may,” “can,” “should,” “will,” “forecast,” “anticipate” or similar expressions, and include the assumptions that underlie such statements.

These statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements, including but not limited to:

•	the ability of the parties to consummate the Business Combination in a timely manner or at all;

•	satisfaction of the conditions precedent to consummation of the Business Combination, including the ability to secure regulatory approvals, the timing of such approvals and the impact that any requirements to obtain such approvals may have on the estimated benefits of the Business Combination;

•	the Company’s ability to successfully integrate the operations, product lines, corporate structures, transfer pricing policies, technology and employees of Applied and TEL, and realize synergies, savings and growth anticipated to result from the Business Combination;

•	the potential impact of the consummation of the Business Combination on the parties’ relationships with third parties;

•	the level of demand for Applied’s and TEL’s, and, following the Business Combination, the Company’s, products, which is subject to many factors, including uncertain global economic and industry conditions, demand for electronic products and semiconductors, and customers’ new technology and capacity requirements;

•	the Company’s ability to (1) develop, deliver and support a broad range of products, (2) expand its markets and develop new ones, (3) timely align its cost structure with business conditions and (4) attract, motivate and retain key employees;

•	unknown, underestimated or undisclosed commitments or liabilities;

•	the possibility of litigation; and

•	other risks described from time to time in this report and other filings of the Company with the Securities and Exchange Commission (the “SEC”).

All forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof. Except as required under applicable law, the Company does not undertake any obligation to update any forward-looking statements.

PART I

ITEM 1. BUSINESS

Eteris B.V. (formerly known as TEL-Applied Holdings B.V.) (the “Company”) was formed on January 6, 2014 as a wholly owned subsidiary of Tokyo Electron Limited, a Japanese corporation (kabushiki kaisha) (“TEL”), and changed its name to Eteris B.V. on July 8, 2014. The Company is a Dutch private corporation with limited liability (besloten vennootschap) registered with the Commercial Register of the Nederlands Chamber of Commerce under the registration number 59642459. The Company’s official seat (statutaire zetel) is in Amsterdam, the Netherlands. It is expected, at or prior to consummation of the Business Combination (as defined below), the corporate form of the Company will be converted to a Dutch public limited liability company (naamloze vennootschap) and its name will be changed to Eteris N.V.

The Company was formed in connection with the transactions contemplated by the Business Combination Agreement, dated as of September 24, 2013, as amended (the “Business Combination Agreement”), between Applied Materials, Inc., a Delaware corporation (“Applied”), and TEL. The Company became a party to the Business Combination Agreement pursuant to a Joinder Agreement to the Business Combination Agreement, dated January 16, 2014, by and among the Company, Applied and TEL. On February 26, 2015, the Company, TEL and Applied entered into Amendment No. 2 to Business Combination Agreement to extend the date after which either Applied or TEL may terminate the Business Combination Agreement from March 24, 2015 to June 30, 2015.

Pursuant to the transactions contemplated by the Business Combination Agreement, TEL and a wholly owned direct subsidiary of the Company newly incorporated in Japan (“TEL Exchange Sub”) will effect a share-for-share exchange (the “TEL Share Exchange”), and a wholly owned indirect subsidiary of the Company newly organized in Delaware will be merged with and into Applied, resulting in both Applied and TEL becoming wholly owned subsidiaries of the Company (the “Business Combination”). In these transactions, TEL shareholders will become entitled to receive 3.25 ordinary shares of the Company for every TEL share held, Applied stockholders will become entitled to receive one ordinary share of the Company for every Applied share held, and it is anticipated that, immediately following consummation of the Business Combination, former Applied stockholders and former TEL shareholders will own approximately 68% and 32%, respectively, of the outstanding ordinary shares of the Company.

Pursuant to the transactions contemplated by the Business Combination Agreement, new ordinary shares of the Company will be issued to existing TEL shareholders and Applied stockholders, which ordinary shares are expected to be listed on the Nasdaq Global Select Market (“NASDAQ”) and the Tokyo Stock Exchange (“TSE”). Although the Company will be considered the legal acquirer and parent company of Applied and TEL, Applied will be considered the accounting acquirer of the Company and TEL.

To date, the Company has not conducted any material activities other than those incident to its formation and matters contemplated by the Business Combination Agreement.

After the Business Combination is consummated, the Company is expected to be a global company with an expanded set of capabilities in precision materials engineering and patterning and a leader in innovative semiconductor, flat panel display and PV solar panel production equipment. It is anticipated that the Company will combine Applied’s and TEL’s products and technologies and deliver more innovative solutions to better meet customers’ requirements and become one of the world’s largest semiconductor fabrication equipment suppliers based on overall revenue, as well as a leading supplier of flat panel display fabrication equipment and solar PV manufacturing systems. The Company is expected to have an increased opportunity to enable major future technology developments and advance customers’ roadmaps in both semiconductor and display technology, for their development of personal computers, smartphones, tablets and other consumer electronics.

Applied and TEL believe that demand for mobile technology is driving a new phase of industry growth, and materials innovation is a powerful tool for creating cost-effective performance gains in mobile chips and displays strategically important for customers. Extraordinary advances in semiconductor and display technology have made it possible to mass-produce affordable personal electronics, putting PCs, smartphones, tablets and other amazing devices in the hands of consumers around the world. Increasingly, however, the producers of these consumer products require solutions that address high-value problems and enable production better, faster and at lower cost.

As a result of combining Applied’s and TEL’s capabilities in precision materials engineering and patterning, the Company is expected to have an enhanced ability to develop technologies that will in turn produce new advanced semiconductor and display technologies for the consumer electronics market. The Company is expected to be well-positioned to provide valuable, differentiated device performance and yield solutions that enable new device architectures and cost-effective scaling. Both Applied and TEL believe the Business Combination represents a unique opportunity to create a suite of products and services offering the best and broadest capabilities in materials engineering.

As of March 6, 2015, TEL is the Company’s sole shareholder and the Company does not hold any equity interest in any other legal entity.

The Company is currently managed by a management board with one managing director. The Company currently has no employees.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are those that the Company deems currently to be material, and do not represent all of the risks that it faces. Additional risks and uncertainties not presently known to the Company or that the Company currently does not consider material may in the future become material and adversely affect the Company’s business. The occurrence of one or more of the events or circumstances described in the following risk factors, alone or in combination with other events or circumstances, may adversely affect the ability to complete or realize the anticipated benefits of the Business Combination, and may have a material adverse effect on the business, cash flows, financial condition and results of operations of the Company following the Business Combination.

Risks Relating to the Business Combination

The need to obtain required regulatory approvals may reduce the estimated benefits of the Business Combination.

Consummation of the Business Combination is conditioned upon, among other things, the receipt of material governmental authorizations, consents, orders and approvals, including the approval of certain competition and antitrust authorities and securities authorities. Some or all of these regulatory conditions may not ultimately be satisfied at all, which may prohibit consummation of the Business Combination. Governmental bodies may require burdensome conditions on granting such approvals, including:

•	significant divestitures of, or other changes relating to, the businesses, operations or assets of Applied or TEL;

•	changes to the structure of the Business Combination, including changes to the governance structure of the Company and its subsidiaries or the Company’s Articles of Association; and

•	other remedies that would restrict the conduct of the Company’s business after consummation of the Business Combination.

Any restrictions that are ultimately agreed upon in order to obtain necessary approvals may limit the Company’s potential to undertake future acquisitions, integrate parts of the businesses of Applied or TEL, or otherwise take certain actions after the Business Combination is consummated, and, therefore, reduce the anticipated benefits of the Business Combination. The Company cannot predict what, if any, changes may ultimately be agreed upon in order to obtain required regulatory approvals.

The Company may fail to realize savings, operational synergies or other benefits anticipated from the Business Combination.

The success of the Business Combination will depend, in part, on the Company’s ability to realize operational synergies from combining the businesses of Applied and TEL. In addition, it is anticipated that meaningful savings and other benefits will be realized as a result of the new corporate structure that will result from the Business Combination.

The businesses of Applied and TEL may not be combined in a manner that permits operating synergies, savings or other benefits to be realized to the extent previously anticipated. A variety of factors may adversely affect the Company’s ability to realize the operating synergies, savings and other benefits of the Business Combination, including:

•	the failure to take advantage of Applied’s or TEL’s common global supply chain;

•	the failure to successfully optimize Applied’s or TEL’s facilities footprint;

•	the failure to successfully streamline Applied’s or TEL’s logistics;

•	the failure to optimize the ownership structure for Applied’s or TEL’s legal entities and assets, and to harmonize Applied’s and TEL’s product flows and transfer pricing policies; and

•	the failure to otherwise integrate Applied’s or TEL’s respective businesses, including their technology platforms.

The Company may not be able to successfully integrate the businesses and operations of Applied and TEL in a timely fashion or at all.

Applied and TEL currently operate as independent companies, and will continue to do so until consummation of the Business Combination. Following the Business Combination, the Company’s management will need to integrate Applied’s and TEL’s respective businesses, technologies, organizations, procedures, policies and operations, as well as address differences in the business cultures of Applied and TEL. The integration process may prove to be more complex and time-consuming and require substantially more resources and effort than currently anticipated, which could have a material adverse effect on the Company’s ongoing businesses and relationships with market participants, employees, regulators and others.

Uncertainties about the Business Combination may cause a loss of key management personnel and other key employees.

Applied and TEL are dependent on the experience and industry knowledge of their respective key management personnel and other key employees to operate their businesses and execute their business plans. The Company’s success following the Business Combination will depend in part upon its ability to retain Applied’s and TEL’s existing key management personnel and other key employees and attract new management personnel and other key employees. Current and prospective employees of Applied and TEL may experience uncertainty about their roles with the Company following the Business Combination, which may adversely affect the ability of the Company to retain or attract management personnel and other key employees.

The IRS may not agree with the conclusion that the Company should be treated as a foreign corporation for U.S. federal tax purposes following the Business Combination.

Although the Company has been incorporated in the Netherlands, the U.S. Internal Revenue Service (which is referred to in this document as the “IRS”) may assert that the Company should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 (which is referred to in this document as “Section 7874”) of the U.S. Internal Revenue Code of 1986, as amended (which is referred to in this document as the “Code”). For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because the Company is incorporated in the Netherlands, it ordinarily would be classified as a foreign corporation under these rules (and, therefore, a non-U.S. tax resident).

However, under Section 7874, a foreign-incorporated entity may be treated as a U.S. corporation for U.S. federal tax purposes in certain circumstances. For the Company to be treated as a foreign corporation for U.S. federal tax purposes under Section 7874, either (1) the existing stockholders of Applied must own (within the meaning of Section 7874) less than 80% (by both vote and value) of the Company’s ordinary shares by reason of holding shares in Applied (which is referred to in this document as the “ownership test”) or (2) the Company’s business activities in the Netherlands after the Business Combination, taking into account the activities of the

Company’s expanded affiliated group, must be substantial when compared to the expanded affiliated group’s worldwide activities. The existing Applied stockholders are currently expected to own less than 80% of the Company’s ordinary shares by reason of their ownership of shares of Applied common stock. Assuming, as the parties expect, that Applied stockholders do receive less than 80%, by vote and value, of the Company’s ordinary shares by reason of owning shares of Applied common stock as determined under Section 7874, then the Company should be treated as a foreign corporation for U.S. federal tax purposes. It is possible that the IRS could disagree with the position that the ownership test is satisfied and assert that Section 7874 applies to treat the Company as a U.S. corporation following the Business Combination. In addition, new statutory or regulatory provisions under Section 7874 or otherwise could be enacted or promulgated that adversely affect the Company’s status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application. Most recently, in September 2014, the U.S. Treasury Department issued a notice (referred to in this document as the “Notice”) announcing its intent to promulgate additional regulations under Section 7874 and other provisions of the Code, including regulations affecting the application of the ownership test. It is not expected that the promulgation of any of the regulations described in the Notice will adversely affect the Company’s status as a foreign corporation for U.S. federal tax purposes. However, the precise scope and application of the regulations will not be clear until they are issued. Accordingly, until the regulations are issued, we cannot be certain that they will not have an adverse impact on the Company.

If the Company were to be treated as a U.S. corporation for federal tax purposes, the Company would be subject to U.S. corporate income tax on its worldwide income, and the income of its foreign subsidiaries would be subject to U.S. tax when repatriated or when deemed recognized under the U.S. tax rules for controlled foreign subsidiaries. In such a case, the Company would be subject to substantially greater U.S. tax liability than currently contemplated. Moreover, in such a case, a non-U.S. shareholder of the Company would be subject to U.S. withholding tax on the gross amount of any dividends paid by the Company to such shareholder. Any such U.S. corporate income or withholding tax could be imposed in addition to, rather than in lieu of, any Dutch corporate income tax or withholding tax that may apply. The risks of the Company becoming simultaneously subject to the corporate income taxes and withholding taxes of multiple jurisdictions, as well as the risk of Dutch withholding tax applying to dividends paid by the Company as a general matter, are further described in the risk factors below.

Future changes to the tax laws under which the Company is expected to be treated as a foreign corporation for U.S. federal tax purposes and changes in other tax laws relating to multinational corporations could adversely affect the Company.

As described in this document, under current law, the Company is expected to be treated as a foreign corporation for U.S. federal tax purposes. Changes to Section 7874 or the regulations promulgated thereunder could affect the Company’s status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application. Since Section 7874 was enacted, there have been various proposals to broaden the scope of Section 7874, including a provision in the U.S. presidential administration’s 2015 budget proposals which, if enacted in its present form, would be effective for transactions completed after December 31, 2014, and proposals introduced by members of Congress which, if enacted in their present form, would be effective for transactions completed after May 8, 2014. These proposals would, among other things, treat a foreign acquiring corporation as a U.S. corporation under Section 7874 if the former shareholders of the U.S. corporation own more than 50% of the shares of the foreign acquiring corporation after the transaction, or if the foreign corporation’s affiliated group has substantial business activities in the United States and the foreign corporation is primarily managed and controlled in the United States. These proposals, if enacted in their present form and if effective for the time of the closing, would likely cause the Company to be treated as a U.S. corporation for U.S. federal tax purposes. In addition, recent legislative proposals seek to expand the scope of U.S. corporate tax residence. Such legislation, if passed, could also affect the Company’s status as a foreign corporation for U.S. federal tax purposes. Any of these changes to such laws or regulations could adversely affect the Company.

Moreover, the U.S. Congress, government agencies in non-U.S. jurisdictions where the Company and its affiliates do business, and the Organization for Economic Co-operation and Development have recently focused on issues related to the taxation of multinational corporations. As a result, the tax laws in the United States and other countries in which the Company and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect the Company.

Section 7874 may limit Applied’s and its U.S. affiliates’ ability to utilize their U.S. tax attributes to offset certain U.S. taxable income, if any, generated by the Business Combination and other contemplated transactions for a period of time following the Business Combination.

In certain cases, after a foreign corporation acquires a U.S. corporation, Section 7874 limits the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes, such as net operating losses, to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, the Company is currently assuming that this limitation will apply following the Business Combination. As a result, the Company currently does not expect to take the position that Applied or its U.S. affiliates will be able to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain taxable transactions following the Business Combination. Notwithstanding this limitation, the Company expects that Applied will be able to utilize its U.S. tax attributes fully before they expire. As a result of this limitation, however, it may take Applied longer to utilize its U.S. tax attributes. Moreover, contrary to these expectations, it is possible that the limitation under Section 7874 on the utilization of U.S. tax attributes could prevent Applied from utilizing its U.S. tax attributes fully before they expire if Applied does not generate taxable income consistent with its expectations.

The Company may be or become taxable in a jurisdiction other than the Netherlands and may be or become a “dual resident company” for tax purposes and this may increase the aggregate tax burden on the Company and its shareholders.

Because the Company is incorporated under Dutch law, it will be treated for Dutch corporate income tax purposes as a resident of the Netherlands. Based on the currently contemplated management structure of the Company and the current tax laws of the United States, Japan and the Netherlands, as well as applicable income tax treaties and current interpretations thereof, the Company expects to be a tax resident solely of the Netherlands. The determination of whether a company is a tax resident of a given jurisdiction is highly fact-specific, and a jurisdiction other than the Netherlands could assert that the Company is a tax resident of that jurisdiction. Moreover, the applicable tax laws of any jurisdiction, or interpretations thereof, may change, possibly retroactively, and, as a consequence, the Company may be or become a tax resident of a jurisdiction other than the Netherlands, or may be or become a tax resident of both the Netherlands and one or more other jurisdictions. If the Company were to be treated as a tax resident of a jurisdiction other than or in addition to the Netherlands, the Company could be subject to corporate income tax in that other jurisdiction, and could be required to withhold tax on dividends paid by the Company to its shareholders under the applicable laws of that jurisdiction. Depending on the existence and terms of a tax treaty between the Netherlands and that other jurisdiction, the corporate income tax and withholding tax imposed by that other jurisdiction could be in addition to, rather than in lieu of, the corporate income tax and withholding tax imposed by the Netherlands.

The Business Combination may not allow the Company to maintain efficient global cash management and a low effective corporate tax rate.

The Company believes that after the Business Combination it should be able to efficiently manage its cash globally and to achieve a competitive worldwide effective corporate tax rate. The Company’s actual effective tax rate may vary from this expectation and that variance may be material. The Company cannot give any assurance as to what its effective tax rate will be, or as to its ability to efficiently manage its cash globally, after the Business Combination, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where the Company will operate. Additionally, the tax laws of the Netherlands and other jurisdictions could change in the future, and such changes could cause a material change in the Company’s effective tax rate and its ability to efficiently manage its cash globally. Most recently, in September 2014, the U.S. Treasury Department issued a Notice announcing its intent to issue regulations limiting the benefits potentially available in cross-border mergers and to issue additional guidance, which could affect the Company’s cash management and worldwide effective tax rate. The precise scope and application of the regulatory proposals will not be clear until regulations are actually issued. Accordingly, until such regulations are promulgated and fully understood, the Company cannot be certain as to their potential impact.

Dividends, distributions and other intra-group payments from Applied, TEL or the Company’s other subsidiaries to the Company or to each other may be subject to withholding taxes.

Dividends, distributions and other intra-group payments from Applied, TEL or the Company’s other subsidiaries to the Company or to each other may be subject to withholding taxes imposed by the jurisdiction in which the entity making the payment is organized or is a tax resident. Unless these withholding taxes are fully credited against the income tax liability of the entity receiving the payment or fully refunded, these dividends, distributions and other intra-group payments among the Company and its subsidiaries may increase the Company’s aggregate tax burden. Although the Company intends to arrange the ownership of its subsidiaries and intercompany payments with a view to minimizing the incurrence of such withholding taxes and, where appropriate, to seek tax rulings to confirm that exemptions from withholding taxes (or reductions in the applicable withholding tax rates) will be available, there can be no assurance that such arrangements will have the intended result or that such rulings will be obtained.

Furthermore, dividends, distributions and other intra-group payments from Applied or its U.S. affiliates to certain non-U.S. subsidiaries of the Company may be subject to 30% U.S. withholding tax unless the entity receiving such payments can demonstrate that it qualifies for reduction or elimination of the U.S. withholding tax under the income tax treaty between the United States and the jurisdiction in which the entity is organized or is a tax resident. In certain cases, treaty qualification may depend on whether at least 50% of the ultimate beneficial owners of the Company are qualified residents of the United States or the treaty jurisdiction within the meaning of the applicable treaty. There can be no assurance that the Company will satisfy this beneficial ownership requirement at the time when such dividends, distributions or other payments are made. Moreover, the IRS may challenge the Company’s determination that the beneficial ownership requirement is satisfied or may issue new guidance, possibly with retroactive effect, limiting the availability of treaty benefits for certain intra-group payments. If the Company does not satisfy the beneficial ownership requirement or if the Company’s non-U.S. subsidiaries otherwise do not qualify for treaty benefits, such dividends, distributions or other payments may be subject to 30% U.S. withholding tax.

Risks Relating to Ownership of the Company’s Ordinary Shares

Declaration, payment and amounts of dividends, if any, to holders of the Company’s ordinary shares will be uncertain and subject to a number of factors, including the Company’s profits and capital reserves under Dutch law, and distributions of operating earnings to the Company by Applied, TEL and their respective subsidiaries.

Whether any dividend is declared or paid to holders of the Company’s ordinary shares, and the amounts of any dividends that are declared or paid, are uncertain and depend on a number of factors. The board of directors of the Company (which is referred to in this document as the “Board”) will have discretion to declare a dividend, which may be based on a number of considerations, including the Company’s results of operations and capital management plans and the market price of the Company’s ordinary shares. In addition, the amount of dividends that may be declared by the Board will be limited by Dutch law. Under Dutch law, the Company will be permitted to make distributions to its shareholders and other persons entitled to distributable profits only up to the amount of the part of the Company’s net assets which exceeds the nominal value of the share capital of the Company and reserves that must be maintained by law and the Company’s Articles of Association, as determined on the basis of the Company’s standalone statutory accounts based on Dutch generally accepted accounting principles. The Company’s ability to pay dividends and the amount of any dividends ultimately paid in respect of the Company’s ordinary shares will be subject to the extent to which the Company receives funds, directly or indirectly, from its operating subsidiaries, including Applied and TEL. The ability of Applied and TEL to make distributions to the Company will depend on satisfying applicable legal requirements with respect to such distributions, and the ability of Applied and TEL to receive distributions from their own respective subsidiaries will depend on the laws of the jurisdictions in which such subsidiaries are organized.

Dividends paid on the Company’s ordinary shares, which may include amounts paid by the Company to repurchase the Company’s ordinary shares, will generally be subject to Dutch withholding tax.

Dividends, if any, paid on the Company’s ordinary shares will generally be subject to a 15% Dutch dividend withholding tax. In certain circumstances, amounts paid by the Company to repurchase its shares may be treated as dividends that are subject to the withholding tax. In such a case, if the repurchase of the Company’s ordinary shares is from an unknown seller, the Company will be responsible for the tax payment, on a grossed-up basis at a 17.65% rate.

U.S. civil liabilities may not be enforceable.

The Company is organized under the laws of the Netherlands, and, as such, the rights of holders of the Company’s ordinary shares and the civil liability of the Company’s directors will be governed by the laws of the Netherlands and the Company’s Articles of Association. A substantial portion of the Company’s assets will be located outside of the United States. In addition, certain members of the Board and certain officers of the Company, as well as certain experts named in this document, may reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States on the Company or such individuals, or to enforce outside the United States any judgments obtained against such persons in U.S. courts in any action, including actions predicated upon the civil liability provisions of the U.S. federal securities laws. In addition, it may be difficult for investors to enforce rights predicated upon the U.S. federal securities laws in original actions brought in courts in jurisdictions located outside the United States (including the Netherlands) or enforce claims for punitive damages.

The United States and the Netherlands currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters (other than arbitral awards). A final judgment for the payment of money rendered by any federal or state court in the United States which is enforceable in the United States, whether or not predicated solely upon U.S. federal securities laws, would not automatically be recognized or enforceable in the Netherlands. In order to obtain a judgment which is enforceable in the Netherlands, the party in whose favor a final and conclusive judgment of the U.S. court has been rendered will be required to file its claim with a court of competent jurisdiction in the Netherlands. Such party may submit to a Dutch court the final judgment rendered by the U.S. court. If and to the extent that the Dutch court finds that the jurisdiction of the U.S. court has been based on grounds which are internationally acceptable and that proper legal procedures have been observed, the Dutch court will generally tend to give binding effect to the judgment of the court of the United States without substantive re-examination or re-litigation on the merits of the subject matter, unless the judgment contravenes principles of public policy of the Netherlands.

There can be no assurance that U.S. investors will be able to enforce against the Company or members of its board of directors or officers who are residents of the Netherlands or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.

Anti-takeover provisions in the Company’s charter documents or that are otherwise available under Dutch law could discourage, delay or prevent a change in control of the Company and may affect the market price of the Company’s ordinary shares.

Some provisions of the Company’s charter documents, such as the ability under the Company’s Articles of Association to issue preference shares to a Dutch foundation (stichting) with the objective of safeguarding the Company against unauthorized changes in control, as well as certain provisions of the Dutch Corporate Governance Code or Dutch law, may discourage, delay or prevent a change in control of the Company, even if such a change in control is sought by the Company’s shareholders.

If the Company is unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of the Company’s financial reports, and the market price of the Company’s ordinary shares may be negatively affected.

Pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, management of the Company will be required to certify to and report on, and the Company’s independent registered public accounting firm will be required to attest to, the effectiveness of the Company’s internal controls over financial reporting with respect to the operations of the Company as of the end of each fiscal year. In addition, pursuant to Article 24-4-4 Paragraph 1 of the Financial Instruments and Exchange Act of Japan, the Company will be required to file a report that its controls ensure the appropriateness of its financial reporting systems, which controls must be audited by an independent certified public accountant or audit firm. The rules governing the standards that must be met for management to assess the Company’s internal controls over financial reporting are complex and require significant documentation, testing and possible remediation.

The continuing effort to comply with regulatory requirements relating to internal controls will likely cause the Company to incur increased expenses and diversion of management’s time and other internal resources. TEL and its subsidiaries have not previously been subject to the requirements of Section 404. Similarly, Applied and its subsidiaries have not previously been subject to the requirements of the Financial Instruments and Exchange Act of Japan.

The Company also may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of its internal controls over financial reporting. In addition, in connection with the attestation process required under the Sarbanes-Oxley Act by the Company’s independent registered public accounting firm, the Company may encounter problems or delays in completing the implementation of any requested improvements or receiving a favorable attestation. If the Company cannot favorably assess the effectiveness of its internal controls over financial reporting, or if the Company’s independent registered public accounting firm is unable to provide an unqualified attestation report on the Company’s assessment, there could be a material adverse effect on investors’ confidence and the price of the Company’s ordinary shares.

If the Company issues additional ordinary shares in the future, the value and voting power of the Company’s ordinary shares issued in connection with the Business Combination may become diluted as more Company ordinary shares become issued and outstanding.

The Company may undertake additional offerings of the Company’s ordinary shares or of securities convertible into the Company’s ordinary shares after the Business Combination. The resulting increase in the number of the Company’s ordinary shares issued and outstanding and the possibility of sales of such ordinary shares of the Company may depress the future trading price of the Company’s ordinary shares after the Business Combination. In addition, if such additional issuances of the Company’s ordinary shares occur, the voting power of then existing Company shareholders may be diluted.

There has been no prior public market for the Company’s ordinary shares, and the market price of the Company’s ordinary shares may be volatile due to a variety of factors.

The Company plans to list its ordinary shares on NASDAQ and the TSE. However, an active public market or demand for the Company’s ordinary shares may not develop or be sustained after the Business Combination. The Company cannot predict the extent to which a trading market will develop or how liquid that market may become.

The market price of the Company’s ordinary shares may be volatile. Broad general economic, political, market and industry factors may adversely affect the market price of the Company’s ordinary shares, regardless of the Company’s actual operating performance. Factors that could cause fluctuations in the price of the Company’s ordinary shares may include:

•	actual or anticipated variations in quarterly operating results and the results of competitors;

•	changes in financial estimates by the Company or by any securities analysts that might cover the Company’s ordinary shares;

•	conditions or trends in the industries in which the Company will operate, including regulatory changes or changes in the marketplace for semiconductor manufacturing equipment;

•	changes in the market valuations of semiconductor equipment manufacturing companies, or other companies operating in the semiconductor industry;

•	announcements by the Company or its competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of the Company’s operations or lawsuits filed against it;

•	additions or departures of key personnel; and

•	issues or sales of the Company’s ordinary shares, including sales of shares by its directors and officers or significant investors.

Under certain circumstances, Dutch law could require the Company to institute a works council which could limit or hinder the Company’s ability to implement certain strategic initiatives.

Under Dutch law, any entity that directly employs 50 or more persons in the Netherlands must implement a works council (ondernemingsraad). If future developments cause the Company to have 50 or more employees in the Netherlands, then the Company will be required to institute a works council. Instituting a works council may limit or hinder the Company’s ability to act quickly or act at all under certain circumstances, as the works council would have a right of consultation on certain proposed material actions of the Company, which would include contemplated acquisitions, dispositions, financing arrangements (including the granting of guarantees or security), joint ventures and dismissals and appointments of directors. In addition, the works council would have a right of approval on employment-related and labor-related matters.

Under certain circumstances, Dutch law could require the Company to comply with the “Dutch large company regime,” which could limit certain rights of the Company’s shareholders, including the ability to nominate and dismiss members of the Board.

Under Dutch law, in certain circumstances, the Company could become subject to the statutory regime of the Netherlands known as the Dutch large company regime (structuurregeling) (the “Dutch Large Company Regime”). If the Company becomes subject to the Dutch Large Company Regime, then the Dutch Large Company Regime would, among other things: (1) prevent the Company’s shareholders from dismissing individual members of the Board; and (2) require that the Board nominate at least one-third of candidates for election as non-executive directors based on the recommendation of the works council(s) of the Company’s group (if such works council(s) choose to exercise such recommendation rights under the Dutch Large Company Regime).

Under the Dutch Large Company Regime, all executive directors of the Board would be appointed by non-executive directors of the Board rather than being nominated by the Board for election by a general meeting of the Company’s shareholders.

The Company could become subject to the Dutch Large Company Regime if, for an uninterrupted three-year period: (1) the sum of the Company’s issued capital and reserves (including retained earnings) equals at least €16 million, (2) the Company or one or more of its subsidiaries (or registered partnerships in which the Company is a fully liable partner) that are organized in the Netherlands has established due to legal requirements a works council, and (3) the Company, together with its subsidiaries (or registered partnerships in which the Company is a fully liable partner), employs 100 or more persons in the Netherlands. However, under current Dutch law, the Company will qualify for an exemption from the Dutch Large Company Regime for holding companies (the “Holding Company Exemption”) if: (1) the Company’s activities are exclusively or almost exclusively limited to managing and financing its group companies; and (2) a majority of the aggregate of employees of the Company and its group work outside of the Netherlands. Two of Applied’s subsidiaries that are incorporated in the Netherlands have implemented works councils, and it is currently expected that those subsidiaries will become subsidiaries of the Company upon consummation of the Business Combination. As of the date of this document, less than a majority of the aggregate of Applied’s and TEL’s and their respective subsidiaries’ employees work in the Netherlands. The Company is currently expected to limit its activities exclusively or almost exclusively to managing and financing its subsidiaries. Notwithstanding the foregoing, there can be no assurance that the Company will not become subject to the Dutch Large Company Regime.

Risks Relating to the Business of the Company

Unless the context requires otherwise, references to the “Company” in this section are to the Company as directly or indirectly affected by, acting through, or having the attributes of, one or more of Applied, TEL and their respective direct and indirect subsidiaries, in each case, by virtue of the Company’s direct or indirect ownership thereof following consummation of the Business Combination.

The industries that the Company will serve are volatile and difficult to predict.

As a supplier to the global semiconductor, flat panel display and solar industries, the Company will be subject to business cycles, the timing, length and volatility of which can be difficult to predict and which vary by industry. These industries historically have been cyclical due to sudden changes in customers’ requirements for new manufacturing capacity and advanced technology, which depend in part on customers’ capacity utilization, production volumes, access to affordable capital, end-use demand, consumer buying patterns and inventory levels relative to demand, as well as the rate of technology transitions and general economic conditions. These changes have historically affected the timing and amounts of purchases and investments in technology by Applied’s and TEL’s customers, and will continue to affect the Company’s orders, net sales, operating expenses and net income.

To meet rapidly changing demand in the industries it will serve, the Company will need to accurately forecast demand and effectively manage its resources and production capacity for and across its segments, and may incur unexpected or additional costs to align its business operations with market conditions. During periods of increasing demand for its products, the Company will need to have sufficient manufacturing capacity and inventory to meet customer demand, effectively manage its supply chains, attract, retain and motivate a sufficient number of qualified employees, and continue to control costs. During periods of decreasing demand, the Company will need to reduce its costs and align its cost structure with prevailing market conditions, effectively manage its supply chains and motivate and retain key employees.

The Company will be exposed to risks associated with the uncertain global economy.

Uncertain global economic conditions and weak growth in key regions, along with uncertainties in the financial markets and national debt, fiscal concerns and government austerity measures in various regions, are posing challenges to the industries in which the Company will operate. The semiconductor and flat panel display industries depend largely on consumer spending, while the solar industry depends in part on government incentives and the availability of financing for solar photovoltaic (which is referred to in this document as “PV”) installations. Economic uncertainty and related factors exacerbate negative trends in business and consumer spending and may cause certain of the Company’s customers to delay, cancel or refrain from placing orders for equipment or services, which may in turn reduce the Company’s net sales, reduce backlog and affect the Company’s ability to convert backlog to sales. Uncertain market conditions, difficulties in obtaining capital or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers or file for bankruptcy protection and potentially cease operations, which can also result in lower sales and/or additional inventory or bad debt expense for the Company. These conditions may similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for the Company’s products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other equipment manufacturers, which could adversely affect the Company.

Uncertainty about future economic and industry conditions will make it more challenging for the Company to forecast its operating results, make business decisions and identify and prioritize the risks that may affect its business, sources and uses of cash, financial condition and results of operations. The Company may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely affect the Company’s ability to capitalize on opportunities. In addition, Applied and TEL each has historically maintained an investment portfolio that is subject to general credit, liquidity, foreign exchange, market and interest rate risks. The risks to the Company’s investment portfolio may be exacerbated if financial market conditions deteriorate and, as a result, the value and liquidity of the investment portfolio, as well as returns on pension assets, could be negatively impacted and lead to impairment charges. Applied and TEL each also has maintained cash balances in various bank accounts globally in order to fund normal operations. If any of these financial institutions becomes insolvent, it could limit the Company’s ability to access cash in the affected accounts.

The Company will be exposed to risks associated with a highly concentrated customer base.

The Company’s customer base is expected to be highly concentrated. For Applied, in its 2014 fiscal year, two customers accounted for approximately 33% of Applied’s consolidated net sales. For TEL, in its 2014 fiscal year, three customers accounted for approximately 42% of TEL’s net sales. The Company’s semiconductor customer base is expected to be highly concentrated as a result of economic and industry conditions. For Applied, in its 2014 fiscal year, three semiconductor manufacturers accounted for approximately 54% of Applied’s Silicon Systems Group net sales. The Company’s display customer base is also expected to be highly concentrated.

In addition, certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities or engaged in collaboration or cooperation arrangements with other equipment manufacturers. Customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. Also, certain customers are making an increasingly greater percentage of their respective industry’s capital equipment investments. Further, claims or litigation involving key industry participants have resulted and may continue to result in changes in their sourcing strategies and other outcomes.

In this environment, contracts or orders from a relatively limited number of manufacturers are expected to account for a substantial portion of the Company’s business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. As the Company’s products will be configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders, the Company may not be able to replace the business, which could have a material adverse effect on the Company’s results of operations. Major customers may also seek, and on occasion receive, pricing, payment terms, intellectual property-related rights, or other commercial terms that are less favorable to the Company.

The Company will be exposed to risks as a result of ongoing changes in the various industries in which it will operate.

The global semiconductor, flat panel display, solar and related industries in which the Company will operate are characterized by ongoing changes affecting some or all of these industries that are expected to impact the demand for or profitability of the Company’s products, including:

•	the nature and timing of technology inflections;

•	the nature, timing and degree of visibility of changes in consumer demand for electronic products, including those related to fluctuations in consumer buying patterns tied to seasonality or the introduction of new products, and the effects of these changes on foundry and other customers’ businesses and, in turn, on demand for the Company’s products;

•	increasing capital requirements for building and operating new fabrication plants and customers’ ability to raise the necessary capital;

•	differences in growth rates among the semiconductor, flat panel display and solar industries;

•	the increasing importance of establishing, improving and maintaining strong relationships with customers;

•	the increasing cost and complexity for customers to move from product design to volume manufacturing, which may slow the adoption rate of new manufacturing technology;

•	the need to continually reduce the total cost of manufacturing system ownership;

•	the heightened importance to customers of system reliability and productivity and the effect on demand for fabrication systems as a result of their increasing productivity, device yield and reliability;

•	manufacturers’ ability to reconfigure and re-use fabrication systems;

•	the increasing importance of, and difficulties in, developing products with sufficient differentiation to influence customers’ purchasing decisions;

•	requirements for shorter cycle times for the development, manufacture and installation of manufacturing equipment;

•	price and performance trends for semiconductors, flat panel displays and solar PVs, and the corresponding effect on demand for such products;

•	the increasing importance of the availability of spare parts to maximize the time that customers’ systems are available for production;

•	the increasing role for and complexity of software in the Company’s products; and

•	the increasing focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations.

The Company will be exposed to risks as a result of ongoing changes specific to the semiconductor industry.

Historically, the largest proportion of Applied’s consolidated net sales and profitability has been derived from sales of manufacturing equipment by its Silicon Systems Group to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. Similarly, the largest proportion of TEL’s consolidated net sales and profitability has historically been derived from sales of manufacturing equipment and related service products by TEL’s Semiconductor Production Equipment business to the global semiconductor industry. The semiconductor industry is characterized by ongoing changes particular to this industry that may impact the demand for or profitability of the Company’s semiconductor equipment and service products, including:

•	the increasing cost of research and development due to many factors, including decreasing linewidths on a silicon chip, the use of new materials, new and more complex device structures, more applications and process steps, increasing silicon chip design costs, and the increasing cost and complexity of integrated manufacturing processes;

•	the need to reduce product development time, despite the increasing difficulty of technical challenges;

•	the growing number of types and varieties of semiconductors and number of applications across multiple substrate sizes;

•	the increasing cost and complexity for semiconductor manufacturers to move more technically advanced capability and smaller linewidths to volume manufacturing, and the resulting impact on the rates of technology transition and investment in capital equipment;

•	challenges in generating organic growth given semiconductor manufacturers’ levels of capital expenditures and the allocation of capital investment to market segments that the Company does not expect to serve, such as lithography;

•	the growing demand for mobility products, such as tablets and smartphones, and corresponding industry investment in devices that require fewer of the Company’s products to manufacture, such as NAND flash memory, than are needed to make devices used in other applications, such as DRAM for personal computers;

•	the adoption of cloud-based memory storage, particularly for mobility products, and the associated inhibiting effect on NAND bit growth rates;

•	the increasing frequency and complexity of technology transitions and inflections, such as 3-D transistors and advanced interconnects, and the Company’s ability to timely and effectively anticipate and adapt to these changes;

•	shorter cycle times between order placements by customers (particularly foundries) and product shipment, which may lead to inventory write-offs and manufacturing inefficiencies that decrease gross margin;

•	competitive factors that make it difficult to enhance market share, including challenges in securing development-tool-of-record (DTOR) and production-tool-of-record (PTOR) positions with customers;

•	shifts in sourcing strategies by computer and electronics companies that may impact the equipment requirements of the Company’s foundry customers;

•	the concentration of new wafer starts in Korea and Taiwan, where service penetration and service-revenue-per-wafer-start may be lower than in other regions; and

•	the increasing fragmentation of semiconductor markets, leading certain markets to become too small to support the cost of a new fabrication plant, while others require less technologically advanced products.

The Company will need to accurately forecast, and allocate appropriate resources and investment towards addressing, key technology changes and inflections in order to enable opportunities for market share gains. For example, the proposed industry transition from 300mm to 450mm wafers presents opportunities as well as risks and uncertainties, including those related to cost, technical complexity, timing and demand for manufacturing equipment and services.

The Company will be exposed to risks as a result of ongoing changes specific to the flat panel display industry.

The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of display manufacturers, the concentrated nature of end-use applications, excess production capacity relative to end-use demand and panel manufacturer profitability. Industry growth has depended primarily on consumer demand for increasingly larger and more advanced TVs and, more recently, on demand for smartphones and other mobile devices, which demand is highly sensitive to cost and improvements in technologies and features. The display industry is characterized by ongoing changes particular to this industry that may impact the demand for or profitability of the Company’s display products, including:

•	the timing and extent of an expansion of manufacturing facilities in China by Chinese display manufacturers and manufacturers from other countries, and the ability of non-Chinese manufacturers to obtain government approvals for building or expanding manufacturing facilities in China on a timely basis;

•	the rate of transition to larger substrate sizes for TVs and the resulting effect on capital intensity in the industry and on the Company’s product differentiation, gross margins and returns on investment;

•	the importance of new types of display technologies, such as low temperature polysilicon, organic light-emitting diode and metal oxide, and new touch panel films, such as anti-reflective and anti-fingerprint; and

•	uncertainty with respect to future display technology end-use applications and growth drivers.

The Company will be exposed to risks as a result of ongoing changes specific to the solar industry.

Investment levels in capital equipment for the global solar industry have experienced considerable volatility. In recent years, global solar PV production capacity has exceeded end-use demand, causing customers to significantly reduce or delay investments in manufacturing capacity and new technology, or to cease operations. The global solar industry is characterized by ongoing changes specific to this industry that may impact the demand for and/or the profitability of the Company’s solar products, including:

•	the need to continually decrease the cost-per-watt of electricity produced by solar PV products to at or below grid parity in more global regions by, among other things, reducing operating costs and increasing throughputs for solar PV manufacturing, and improving the conversion efficiency of solar PVs;

•	the variability and uncertainty of government energy policies and their effect in influencing the rate of growth of the solar PV industry, including the availability and amount of incentives for solar power such as tax credits, feed-in tariffs, rebates, renewable portfolio standards that require electricity providers to sell a targeted amount of energy from renewable sources and goals for solar installations on government facilities;

•	the number of solar PV manufacturers and amount of global production capacity for solar PVs, primarily in China;

•	the filing of regulatory unfair trade proceedings against solar PVs from China, where most of Applied’s solar equipment sales have been concentrated, which has resulted in the assessment of duties on solar cells and modules imported from China and led to other trade-related conflicts and outcomes;

•	the varying levels of operating and industry experience among solar PV manufacturers and the resulting differences in the nature and extent of customer support services requested by customers;

•	challenges associated with marketing and selling manufacturing equipment and services to a diverse and diffuse customer base;

•	the growth of market segments in which neither Applied nor TEL has traditionally participated, such as passivation;

•	the availability and condition of used solar equipment, which impacts demand for new equipment;

•	complexities associated with government-affiliated entities as customers, for example in China;

•	the financial condition of solar PV customers and their access to affordable financing and capital; and

•	solar panel manufacturing overcapacity, which has led to weak industry operating performance and outlooks, deterioration of the solar equipment market and a worsening of the financial condition of certain customers.

Operating in multiple industries, and the entry into new markets and industries, entail additional challenges and obligations.

As part of its growth strategy, the Company will need to successfully expand into related or new markets and industries, either with existing products or with new products developed internally or obtained through acquisitions. The entry into different markets involves additional challenges, including those arising from:

•	the need to devote additional resources to develop new products for, and operate in, new markets;

•	the need to develop new sales and technical marketing strategies, cultivate relationships with new customers and meet different customer service requirements;

•	differing rates of profitability and growth among multiple businesses;

•	the ability to anticipate demand, capitalize on opportunities and avoid or minimize risks;

•	the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;

•	the adoption of new business models, business processes and systems;

•	the ability to rapidly expand or reduce operations to meet increased or decreased demand, respectively, and the associated effect on working capital;

•	new materials, processes and technologies;

•	the need to attract, motivate and retain employees with skills and expertise in these new areas;

•	new and more diverse customers and suppliers, including some with limited operating histories, uncertain or limited funding, evolving business models or locations in unfamiliar regions;

•	new or different competitors with potentially more financial or other resources, industry experience or established customer relationships;

•	entry into new industries and countries, with differing levels of government involvement, laws and regulations and of business, employment and safety practices;

•	third parties’ intellectual property rights; and

•	the need to comply with, or work to establish, industry standards and practices.

In addition, Applied has historically from time to time received funding from United States and other government agencies for certain strategic development programs to increase its research and development resources and address new market opportunities. TEL has from time to time received funding and subsidies from Japan and other government agencies for similar purposes. As a condition to such government funding and subsidies, the Company may be subject to certain record-keeping, audit, intellectual property rights-sharing or other obligations.

The Company will need to continually innovate, commercialize its products and adapt its businesses and product offerings to respond to competition and rapid technological changes.

The Company will operate in a highly competitive environment. The Company’s future success will depend on many factors, including the effective commercialization and customer acceptance of its equipment, services and related products. In addition, the Company will need to successfully execute its growth strategy, including enhancing market share in existing markets, expanding into related markets, cultivating new markets and exceeding industry growth rates, while constantly improving its operational performance. The development, introduction and support of a broadening set of products in more collaborative, geographically diverse, open and varied competitive environments have grown more complex and expensive over time. Furthermore, new or improved products may entail higher costs and reduced profits. The Company’s performance may be adversely affected if it does not timely, cost-effectively and successfully:

•	identify and address technology inflections, market changes, new applications, customer requirements and end-user demand;

•	develop new products and technologies, improve and develop new applications for existing products, and adapt similar products for use by customers in different applications and markets with varying technical requirements;

•	differentiate its products from those of competitors and any disruptive technologies, meet customers’ performance specifications, appropriately price products and achieve market acceptance;

•	maintain operating flexibility to enable different responses to different markets, customers and applications;

•	enhance its worldwide operations across all business segments to reduce cycle time, enable continuous quality improvement, reduce costs and enhance design for manufacturability and serviceability;

•	focus on product development and sales and marketing strategies that address customers’ high value problems and foster strong customer relationships;

•	allocate resources, including people and research and development funding, among its products and between the development of new products and the enhancement of existing products, as most appropriate and effective for future growth;

•	reduce the cost and improve the productivity of capital invested in research and development activities;

•	accurately forecast demand, work with suppliers and meet production schedules for its products;

•	improve its manufacturing processes and achieve cost efficiencies across product offerings;

•	adapt to changes in value offered by companies in different parts of the supply chain;

•	qualify products for evaluation and, in turn, volume manufacturing with its customers; and

•	implement changes in its design engineering methodology, including those that enable reduction of material costs and cycle time, greater commonality of platforms and types of parts used in different systems, greater effectiveness of product life cycle management and reduced energy usage and environmental impact.

The Company will be exposed to the risks of operating a global business.

The Company will be a global company incorporated in the Netherlands with dual headquarters located in Santa Clara, California and Tokyo, Japan and with research and development and manufacturing facilities, and key suppliers, in China, Germany, Israel, Italy, Japan, Korea, Singapore, Switzerland, Taiwan and the United States. The Company is also expected to expand its business and operations into new countries. The global nature of the Company’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including those arising from:

•	varying regional and geopolitical business conditions and demands;

•	political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;

•	customer- or government-supported efforts to influence the Company to conduct more of its operations and sourcing in a particular country;

•	variations among, and changes in, local, regional, national or international laws and regulations (including intellectual property, labor, tax and import/export laws), as well as the interpretation and application of such laws and regulations;

•	global trade issues, including those related to the interpretation and application of import and export licenses, as well as international trade disputes;

•	positions taken by governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material, commodity, energy and shipping costs or shipping delays;

•	challenges associated with managing more geographically diverse operations and projects, which require an effective organizational structure and appropriate business processes, procedures and controls;

•	a more diverse workforce with different experience levels, cultures, customs, business practices and worker expectations;

•	variations in the ability to develop relationships with local customers, suppliers and governments;

•	fluctuations in interest rates and currency exchange rates, including the relative strength or weakness of the U.S. dollar and the Japanese yen against each other and of each against the euro and other currencies;

•	the need to provide sufficient levels of technical support in different locations around the world;

•	political instability, natural disasters (such as earthquakes, floods or storms), pandemics, social unrest, terrorism or acts of war in locations where the Company has operations, suppliers or sales, or that may influence the value chain of the industries that the Company serves;

•	the need for an effective business continuity plan if a disaster or other event occurs that could disrupt business operations;

•	the need to regularly reassess the size, capability and location of global infrastructure and make appropriate changes;

•	cultural and language differences;

•	difficulties and uncertainties associated with the entry into new countries;

•	hiring and integration of an increasing number of new workers, including in countries such as India and China;

•	the increasing need for the workforce to be more mobile and work in or travel to different regions;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sale of semiconductors, flat panel displays and solar PVs in the developing economies of certain countries.

Applied and TEL have historically faced, and the Company will likely continue to face, many of these challenges in China, Korea and Taiwan in particular, which are experiencing significant growth of customers, suppliers and competitors to the Company. The Company further believes that China, Korea and Taiwan present large potential opportunities for its products over the long-term, although at lower projected levels of profitability and margins for certain products than historically may have been achieved in other regions.

Manufacturing interruptions or delays could affect the Company’s ability to meet customer demand and lead to higher costs, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

The Company’s business will depend on timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (which are referred to in this document, collectively, as “parts”) from suppliers, including contract manufacturers. Some key parts are subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where Applied and TEL have historically conducted their respective manufacturing, including China and Korea. Cyclical industry conditions and the volatility of demand for manufacturing equipment will increase capital, technical, operational and other risks for the Company and for companies in its supply chain. Further, these conditions may cause some suppliers to scale back operations, exit businesses, merge with other companies or file for bankruptcy protection and possibly cease operations. The Company may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:

•	the failure or inability of suppliers to timely deliver sufficient quantities of quality parts on a cost-effective basis;

•	volatility in the availability and cost of materials, including rare earth elements;

•	difficulties or delays in obtaining required import or export approvals;

•	information technology or infrastructure failures; and

•	natural disasters or other events beyond the Company’s control (such as earthquakes, floods or storms, regional economic downturns, pandemics, social unrest, political instability, terrorism, or acts of war), particularly where the Company conducts manufacturing operations.

If a supplier fails to meet the Company’s requirements concerning quality, cost, socially-responsible business practices or other performance factors, the Company may transfer its business to alternative sources, which could entail manufacturing delays, additional costs or other difficulties. In addition, if the Company needs to rapidly increase its business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this may exacerbate any interruptions in the Company’s manufacturing operations and supply chain and the associated effect on the Company’s working capital. Moreover, if actual demand for the Company’s products is different than expected, the Company may purchase more or fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If the Company purchases inventory in anticipation of customer demand that does not materialize, or if customers reduce or delay orders, the Company may incur excess inventory charges.

The ability to attract, retain and motivate key employees is vital to the Company’s success.

The Company’s success, competitiveness and ability to execute its global strategy and maintain a culture of innovation will depend in large part on the Company’s ability to attract, retain and motivate key employees, especially in critical positions. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management changes, the Company’s organizational structure, hiring practices of the Company’s competitors and of other companies, cost reduction activities (including workforce reductions and unpaid shutdowns), availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services outside their home countries and the effectiveness of the Company’s compensation and benefit programs, including its equity-based programs. Restructuring programs present particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new workers to perform necessary functions, which may result in unexpected costs, reduced productivity or difficulties with respect to internal processes and controls.

Changes in tax rates or tax assets and liabilities could affect results of operations.

As a global company, the Company will be subject to taxation in the Netherlands, the United States, Japan and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. The Company’s future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws, (2) amount and composition of pre-tax income in countries with differing tax rates, (3) plans of the Company to permanently reinvest certain funds held outside of the U.S. and (4) valuation of the Company’s deferred tax assets and liabilities.

Historically, Applied has received authorization to use tax incentives that provide that certain income earned in certain countries outside the U.S. will be subject to tax holidays or reduced income tax rates. To continue to obtain the benefit of these tax incentives, the Company will need to meet requirements relating to various activities. The Company’s ability to realize benefits from these incentives could be materially affected if, among other things, applicable requirements are not met or the Company incurs net losses for which it cannot claim a deduction.

In addition, the Company will be subject to regular examination and/or audits by the IRS and other tax authorities, and from time to time may initiate amendments to previously filed tax returns. The Company will regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of its provision for income taxes, which will require estimates and judgments. Although the Company will make its tax estimates on a reasonable basis, there can be no assurance that the tax authorities will agree with such estimates. From time to time, the Company may have to engage in litigation to achieve the results reflected in its estimates, which may be time-consuming and expensive. There can be no assurance that the Company will be successful in any such litigation or that any final determination of the Company’s tax liability will not be materially different from the historical treatment reflected in the Company’s historical income tax provisions and accruals.

The failure of certain key distributors to perform could adversely affect results of operations.

Historically, TEL has used third party distributors to sell and service its products in Taiwan and Singapore. TEL has relied on these third party relationships to provide 24-hour, 7-day-per-week engineering and other warranty service to its customers in those countries. If those third party providers do not perform as anticipated, or the Company does not maintain those existing distributor relationships, then the Company may experience lower sales, operational difficulties, increased costs, quality issues and reputational harm.

The Company will be exposed to various risks related to protection and enforcement of intellectual property rights.

The Company’s success will depend in significant part on the protection of its intellectual property and other rights. Infringement of the rights of the Company by a third party, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for the Company. Policing any unauthorized use of intellectual property is difficult and costly. The Company cannot be certain that implemented measures will prevent misuse. The Company’s intellectual property rights may not provide significant competitive advantages if these rights are circumvented, invalidated or rendered obsolete by the rapid pace of technological change or if the Company does not adequately protect or assert these rights or obtain necessary licenses on commercially reasonable terms. Furthermore, the laws and practices of other countries, including China, Korea and Taiwan, permit the protection and enforcement of the Company’s rights to varying extents, which may not be sufficient to adequately protect the Company’s rights. In addition, changes in intellectual property laws or their interpretation, such as recent changes in U.S. patent laws, may impact the Company’s ability to protect and assert its intellectual property rights, increase costs and uncertainties in the prosecution of patent applications and enforcement or defense of issued patents and diminish the value of the Company’s intellectual property.

The Company will be exposed to risks associated with acquisitions and strategic investments.

Applied and TEL have made, and in the future the Company may make, acquisitions of or investments in companies, technologies or products in existing, related or new markets. Acquisitions and investments involve numerous risks that vary depending on the scale and nature of the acquisition, including:

•	diversion of management’s attention from other operational matters;

•	inability to complete acquisitions as anticipated or at all;

•	the failure of acquired businesses to meet or exceed expected returns;

•	requirements imposed by government regulators in connection with their review of a transaction, which may include, among other things, divestitures or restrictions on the conduct of the Company’s existing business or an acquired business;

•	ineffective integration of operations, systems, technologies, products or employees of an acquired business, which can impact the ability to realize anticipated synergies or other benefits;

•	failure to commercialize purchased technologies;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	inability to capitalize on characteristics of new markets that may be significantly different from the Company’s existing markets and where competitors may have stronger market positions and customer relationships;

•	failure to attract, retain and motivate key employees from an acquired business;

•	potential changes in credit ratings, which could adversely impact access and cost of capital;

•	reductions in cash balances and increases in debt obligations to finance activities associated with a transaction, which reduce the availability of cash flow for general corporate or other purposes;

•	exposure to new operational risks, rules, regulations, worker expectations, customs and practices to the extent acquired businesses are located in unfamiliar regions;

•	challenges associated with managing new, more diverse and more widespread operations, projects and people;

•	inability to obtain and protect intellectual property rights in key technologies;

•	inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, and environmental, health and safety, anti-corruption, human resource or other policies or practices;

•	impairment of acquired intangible assets and goodwill as a result of changing business conditions, technological advancements or worse-than-expected performance of the segment;

•	the risk of litigation or claims associated with a proposed or completed transaction;

•	unknown, underestimated or undisclosed commitments or liabilities; and

•	the inappropriate scale of acquired entities’ critical resources or facilities for business needs.

The Company also may make strategic investments in other companies, including companies formed as joint ventures, which may decline in value or not meet desired objectives. The success of these investments depends on various factors over which the Company may have limited or no control and, particularly with respect to joint ventures, requires ongoing and effective cooperation with strategic partners. The risks to the Company’s strategic investment portfolio may be exacerbated by unfavorable financial market and macroeconomic conditions and, as a result, the value of such investment portfolios could be negatively impacted and lead to impairment charges.

The failure to successfully implement and conduct outsourcing activities and other operational initiatives could adversely affect results of operations.

To better align its costs with market conditions, locate closer to customers, enhance productivity and improve efficiencies, the Company will conduct certain engineering, software development, manufacturing, sourcing and other operations in regions outside the United States and Japan, including China, Korea and Taiwan. The Company will use a distributed manufacturing model, under which certain manufacturing and supply chain activities are conducted in various countries, including China, Germany, Israel, Italy, Korea, Singapore, Switzerland and Taiwan, as well as the United States and Japan, and assembly of some systems is completed at customer sites. In addition, the Company will outsource certain functions to third parties, including companies in the United States, China, Korea, Malaysia and other countries. Outsourced functions will include contract manufacturing, engineering, customer support, software development, information technology support, finance and administrative activities. The expanding role of third-party providers may from time to time require changes to the Company’s existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as warranted, in order to realize the potential productivity and operational efficiencies, assure quality and continuity of supply and protect the intellectual property of the Company and its customers, suppliers and other partners. If the Company does not accurately forecast the amount, timing and mix of demand for products, or if contract manufacturers or other outsource providers fail to perform in a timely manner or at satisfactory quality levels, the Company’s ability to meet customer requirements could suffer, particularly during a market upturn.

In connection with and following integration activities, the Company will need to regularly implement or update comprehensive programs and processes to better align its global organizations, including initiatives to enhance its supply chain and improve back office and information technology infrastructure for more efficient transaction processing. The implementation of new programs and processes and the implementation of additional functionality to the existing systems will entail certain risks, including difficulties with changes in business processes that could disrupt the Company’s operations, such as its ability to track orders and timely ship products, project inventory requirements, manage its supply chain and aggregate financial and operational data. During transitions, the Company will need to continue to rely on legacy information systems, which may be costly or inefficient, while the implementation may not achieve the estimated benefits, may divert management’s attention from other operational activities or may have other unintended consequences.

If the Company does not effectively develop and implement its outsourcing and relocation strategies, if required export and other governmental approvals are not timely obtained, if the Company’s third-party providers do not perform as anticipated, or if there are delays or difficulties in enhancing business processes, the Company may not realize anticipated productivity improvements or cost efficiencies, and may experience operational difficulties, increased costs (including energy and transportation), manufacturing interruptions or delays, inefficiencies in the structure or operation of its supply chain, loss of its intellectual property rights, quality issues, reputational harm, increased product time-to-market or inefficient allocation of human resources.

The Company is exposed to risks related to cybersecurity threats and incidents.

In the conduct of its business, the Company will collect, use, transmit and store data on information technology systems. This data includes confidential information belonging to the Company or its customers or other business partners, as well as personally-identifiable information of individuals. Applied and TEL have each experienced, and the Company expects to be subject to, cybersecurity threats and incidents, ranging from employee error or misuse to individual attempts to gain unauthorized access to information systems and sophisticated and targeted measures known as advanced persistent threats, none of which have been material to Applied or TEL to date. Applied and TEL each devote significant resources to information security to reduce the confidentiality, integrity and availability risks to their respective information assets, systems, services and processing facilities and, following consummation of the Business Combination, the Company will continue to do so. However, depending on their nature and scope, cybersecurity incidents could result in (1) various business risks, including business disruption, (2) the misappropriation, corruption or loss of confidential information and critical data (both the Company’s and that of third parties), (3) reputational damage, (4) litigation with third parties, (5) diminution in the value of the Company’s investment in research, development and engineering, (6) data privacy issues or (7) increased cybersecurity protection and remediation costs.

The Company will be exposed to various risks related to legal proceedings.

Applied and TEL from time to time have been, and the Company may be, involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, export control regulations, product performance, product liability, unfair competition, misappropriation of trade secrets, employment and labor, workplace safety and other matters. Applied and TEL also on occasion have received notification from their respective customers who believe that Applied or TEL, as the case may be, owed them indemnification or other obligations related to claims made against such customers by third parties, and the Company in the future may receive similar claims.

Legal proceedings and claims, whether with or without merit, and associated internal investigations, may (1) be time-consuming and expensive to prosecute, defend or conduct, (2) divert management’s attention and other Company resources, (3) inhibit the Company’s ability to sell its products, (4) result in adverse judgments for damages, injunctive relief, penalties and fines, or (5) negatively affect the Company’s business. There can be no assurance regarding the outcome of current or future legal proceedings, claims or investigations.

The Company may incur impairment charges to goodwill or long-lived assets.

The Company will have a significant amount of goodwill and other acquired intangible assets, including as a result of the Business Combination. Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but will be reviewed for impairment annually during the fourth quarter of each fiscal year, and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The review will compare the fair value for each of the Company’s reporting units to its associated carrying value, including goodwill. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, declines in the market price of the Company’s ordinary shares, changes in the Company’s strategy or product portfolio and restructuring activities. The Company’s valuation methodology for assessing impairment will require management to make judgments and assumptions based on historical experience and projections of future operating performance. As an historical example, in the second quarter of its fiscal 2013, Applied recorded goodwill and intangible asset impairment charges for its Energy and Environmental Solutions reporting unit. Similarly, in the third quarter of its 2014 fiscal year, TEL recorded in its Japanese GAAP financial statements impairment losses to goodwill and fixed assets related to its PV business. The Company may be required to record future charges to earnings during the period in which an impairment of goodwill or long-lived assets is determined to exist.

The Company will be subject to risks of non-compliance with environmental and safety regulations.

The Company will be subject to environmental and safety regulations in connection with its global business operations, including: regulations related to the development, manufacture and use of its products; recycling and disposal of its materials used in its products or in producing its products; the operation of its facilities; and the use of its real property. The failure or inability to comply with existing or future environmental and safety regulations, such as those related to climate change, could result in (1) significant remediation liabilities, (2) the imposition of fines, (3) the suspension or termination of the development, manufacture, sale or use of certain of its products, (4) limitations on the operation of its facilities or ability to use its real property, or (5) a decrease in the value of its real property.

The Company will be exposed to various risks related to the regulatory environment.

The Company will be subject to various risks related to (1) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by executive order, legislative bodies or regulatory agencies in the countries in which the Company operates, (2) disagreements or disputes between national or regional regulatory agencies related to international trade, and (3) the interpretation and application of laws, rules and regulations. As a public company with global operations, the Company will be subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to financial and other disclosures, corporate governance, privacy, and anti-corruption. Changes and ambiguities in laws, regulations and standards create uncertainty and challenges regarding compliance matters. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of the Business Consummation. The Company maintains its principal executive offices at Kerkenbos 1015, Unit C, 6546 BB, Nijmegen, the Netherlands. This office space is leased by TEL and is used by the Company free of charge.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the normal course of business, the Company may be a party to legal proceedings. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public market for the Company’s securities. Following the Business Combination, the Company’s ordinary shares are expected to be listed on NASDAQ and the TSE. However, there can be no assurance that an active public market or demand for the Company’s ordinary shares will develop or be sustained in the future.

Number of Holders of Record

As of March 6, 2015, TEL was the only holder of record of the Company’s ordinary shares.

Dividends

Since its inception, the Company has not declared or paid any cash dividends on its ordinary shares and does not intend to pay cash dividends prior to the completion of the Business Combination. Under Dutch law, the Company is permitted to make distributions to its shareholders and other persons entitled to distributable profits only up to the amount of the part of the Company’s net assets which exceeds the nominal value of the share capital of the Company and reserves that must be maintained by law and the Company’s Articles of Association, as determined on the basis of the Company’s standalone statutory accounts based on Dutch generally accepted accounting principles or International Financial Reporting Standards as adopted by the European Union. Dividends, if any, paid on the Company’s ordinary shares will generally be subject to a 15% Dutch dividend withholding tax.

Following the Business Combination, the Board will annually submit a proposal to the General Meeting of the Company’s shareholders with respect to the amount of dividends to be declared with respect to the prior financial year. The dividend proposal in any given year will be subject to the availability of distributable profits or distributable reserves, taking into account any distributions to be made on the Company’s cumulative preference shares (as described below) and may be affected by, among other factors, the Board’s views on the Company’s potential future liquidity requirements, including for investments in production capacity, the funding of the Company’s research and development programs and for acquisition opportunities that may arise from time to time. Accordingly, the Board may propose not to pay a dividend or to pay a lower dividend with respect to any particular year.

If the Company’s cumulative preference shares are outstanding, priority will be given to a preferred dividend to be paid on each outstanding cumulative preference share of the Company. If in a given financial year no profit is made or the profits are insufficient to allow the full distribution on the Company’s cumulative preference shares, the deficit will be paid from profits earned in following financial years, or, if possible, out of any freely distributable reserve of the Company. No cumulative preference shares of the Company are expected to be issued and outstanding upon consummation of the Business Combination.

The Board may, to the extent permitted under Dutch Law, distribute interim dividends before the annual accounts for the relevant financial years have been adopted.

If a dividend is declared, the Company will set a record date as of when the shareholder must be registered to receive the dividend. Once the record date is set, the ex-dividend date (that is, the date on which shares can be traded with the transferor remaining entitled to receive the dividend) can be determined. The dividend will appear in the Company’s books as of the ex-dividend date and will be paid out on the payment date. Claims to dividends by shareholders will be barred after five years have elapsed from the date such dividends or distributions first became payable and in that case any unclaimed dividend will be forfeited to the Company.

ITEM 6. SELECTED FINANCIAL DATA

The Company was incorporated on January 6, 2014. As the Company has not conducted any material activities (other than those incident to its formation and to the matters contemplated by the Business Combination Agreement) as of the date of this document, only balance sheet data as of December 31, 2014 is presented in the following table.

The following selected financial data has been derived from, and should be read in conjunction with, the Company’s audited financial statements and related notes set forth beginning on page F-1.

December 31, 2014
(in Euros)
Total assets(1)	€6,143,526
Stockholder’s deficit
Ordinary shares (par value €0.01, 100 shares issued and outstanding)	€1
Additional paid-in capital	€5,022
Accumulated deficit	€(110,190)

Total stockholder’s deficit	€(105,167)

(1)	Includes a €5.5 million investment in commodity asset-backed notes of Vulcan Finance Limited due February 18, 2015. In November 2014, through an intercompany short-term loan, the Company borrowed €6.1 million from TEL for the payment of certain costs and expenses. Proceeds from the intercompany loan not immediately required to meet costs and expenses were invested in the notes of Vulcan Finance Limited.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and notes to the financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The Company encourages you to review the risks and uncertainties described in Part I, Item 1A “Risk Factors” included elsewhere in this report. All forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof. Except as required under applicable law, the Company does not undertake any obligation to update any forward-looking statements.

The Company was formed on January 6, 2014 as a wholly owned subsidiary of TEL in connection with the Business Combination Agreement, between Applied and TEL, pursuant to which the parties propose to effect a strategic combination of their respective businesses. Pursuant to the transactions contemplated by the Business Combination Agreement, TEL shareholders will become entitled to receive 3.25 ordinary shares of the Company for every TEL share held, Applied stockholders will become entitled to receive one ordinary share of the Company for every Applied share held, and it is anticipated that, immediately following consummation of the Business Combination, former Applied stockholders and former TEL shareholders will own approximately 68% and 32%, respectively, of the outstanding ordinary shares of the Company.

The Company has not commenced operations, has no significant assets or liabilities and has not conducted any material activities other than those incident to its formation and matters contemplated by the Business Combination Agreement from its January 6, 2014 date of incorporation through December 31, 2014.

Since the Company’s formation on January 6, 2014, TEL has capitalized the Company. On November 20, 2014, through an intercompany short-term loan, the Company borrowed €6.1 million from TEL (the “Intercompany Loan”) for the payment of certain costs and expenses. Proceeds from the Intercompany Loan not immediately required to meet costs and expenses were invested in commodity asset-backed notes of Vulcan Finance Limited due February 18, 2015 (the “Notes”). The Intercompany Loan was due on February 20, 2015 and accrued interest at a rate of 0.683%. Prior to consummation of the Business Combination, certain Business Combination-related expenses may continue to be incurred and directly funded by TEL on behalf and for the benefit of the Company. Such expenses are expected to be recognized as operating expenses of the Company.

As of December 31, 2014, the Company did not have any off-balance sheet arrangements. In addition, as of December 31, 2014, the Company did not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the period covered by this report, the Company did not conduct any material activities and therefore did not incur any significant interest rate risk, foreign currency exchange rate risk, commodity price risk or other relevant market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the Company’s disclosure control system are met and, as set forth above, the Company’s Principal Executive Officer and Financial and Accounting Officer has concluded, based on his evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives of the Company’s disclosure control system were met.

Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

For the quarter ended December 31, 2014, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

The Company is currently managed by a management board with one managing director. Currently, the managing director of the Company is Tetsuro Higashi. Mr. Higashi’s qualifications to serve as managing director of the Company include his industry knowledge and management experience. In addition, the Company believes that his perspective as President and Chief Executive Officer of TEL, the Company’s parent and sole shareholder, and as the current Representative Director, Chairman of the TEL Board of Directors (the “TEL Board”) is critical in order for the Board to effectively oversee the affairs of the Company, including consummation of the Business Combination. Mr. Higashi is also the principal executive officer and financial and accounting officer of the Company. The Company does not have any employees.

Unless otherwise agreed by Applied and TEL, as of the consummation of the Business Combination, the Company will have a single-tier board of directors consisting initially of 11 directors, including:

•	Tetsuro Higashi, the current Representative Director, Chairman of the TEL Board, President and Chief Executive Officer of TEL;

•	Michael R. Splinter, the current Executive Chairman of the Applied Board of Directors (the “Applied Board”);

•	Tetsuo Tsuneishi, the current Vice Chairman of the TEL Board;

•	Gary E. Dickerson, the current President and Chief Executive Officer of Applied;

•	three individuals (in addition to Mr. Dickerson and Mr. Splinter) designated by Applied who qualify as “independent directors” under the applicable NASDAQ rules and applicable rules of the SEC;

•	three individuals (in addition to Mr. Higashi and Mr. Tsuneishi) designated by TEL who qualify as “independent directors” under the applicable NASDAQ rules and applicable rules of the SEC; and

•	one individual designated jointly by Applied and TEL who qualifies as an “independent director” under the applicable NASDAQ rules and applicable rules of the SEC.

The composition of the Board and criteria regarding the independence of Company’s directors may deviate from the relevant provisions of the Dutch Corporate Governance Code.

Each of the Company’s directors will be appointed at the general meeting of shareholders for a term that will expire at the end of the next annual general meeting of shareholders and will serve until his or her successor is appointed or, if earlier, upon such director’s resignation, removal or death. The Company’s nominating committee, a committee of the Board to be comprised of at least three non-executive directors of the Company who will qualify as “independent directors” under the applicable NASDAQ rules and the applicable rules of the SEC, will establish procedures, and may amend the same from time to time, under which, if the proposal at a general meeting of the Company shareholders to reappoint any director then in office does not receive at least a simple majority of the votes cast in favor of his or her re-appointment, the director will offer to tender his or her resignation to the Board. The Company’s nominating committee will make a recommendation to the Board on whether to accept or reject any such offer of resignation, or whether other action should be taken. The Board will act on the Company’s nominating committee’s recommendation and publicly disclose its decision and the underlying rationale within 90 days from the date of the certification of the election results. In making their respective decisions, the Company’s nominating committee and the Board will consider all factors they deem relevant.

For five years after consummation of the Business Combination, the Company’s nominating committee will recommend to the Board individuals to be nominated by the Board for appointment as directors, with such recommendations taking into account, with the intention of preserving, the composition of the Board and the allocation of directors among those initially designated by Applied, those initially designated by TEL and those initially designated jointly by Applied and TEL. However, despite such recommendations, all nominations for director will be made by resolution adopted by at least two-thirds of the sitting members of the Board in their discretion after taking into account all material relevant factors, and the individuals so nominated may be the same as or different than, those recommended by the Company’s nominating committee.

The directors of the Board will be divided into executive directors and non-executive directors. It is currently expected that the Board will have only one executive director, Gary E. Dickerson, who will also serve as the Chief Executive Officer of the Company. A majority of the members of the Board will be non-executive directors and the Chairman of the Board will be a non-executive director. Executive directors will be prohibited from participating in the decision-making process with respect to their remuneration and the remuneration of other executive directors.

Biographical information as of the date of this document about the directors of the Company as of the consummation of the Business Combination who have been identified as of the date of this document is set forth in the following table.

Name	Age	Present Principal Occupation or Employment, Employment History and Other Directorships
Tetsuro Higashi	65	Mr. Higashi will serve as the Chairman of the Board. Mr. Higashi has been a Corporate Director of TEL since December 1990 and the Chairman of the TEL Board since June 2003. Mr. Higashi was named TEL’s Representative Director, Chief Executive Officer and President on April 4, 2013. Mr. Higashi joined TEL in April 1977. He became TEL’s Managing Director in April 1994 and first served as its President and Chief Executive Officer from June 1996 to June 2003. In addition to serving as Chairman of the TEL Board, Mr. Higashi again served as TEL’s Chief Executive Officer from January 2005 to April 2010. Since September 2010 Mr. Higashi has served as Director Emeritus of Semiconductor Equipment and Materials International.

Michael R. Splinter	64	Mr. Splinter will serve as the Co-Vice Chairman of the board. Mr. Splinter has been Executive Chairman of the Applied Board since September 2013 and Chairman of the Applied Board since March 2009. Mr. Splinter served as Chief Executive Officer of Applied from April 2003 until September 2013, and as President from April 2003 until June 2012. Prior to joining Applied, Mr. Splinter was an executive at Intel Corporation, a manufacturer of chips and computer, networking and communications products, where he held a number of positions, including Executive Vice President and Director of Sales and Marketing and Executive Vice President and General Manager of the Technology and Manufacturing Group.

Tetsuo Tsuneishi	62	Mr. Tsuneishi will serve as the Co-Vice Chairman of the Board. Mr. Tsuneishi was appointed Vice Chairman of the TEL Board in June 2003. He has been employed at TEL for over 38 years, serving in a variety of senior management positions, including General Manager of Overseas Operations and the SPE Division, Director and Senior Managing Director as well as Executive Vice President of the company. Prior to joining TEL, Mr. Tsuneishi graduated from Osaka University’s Department of Electronics/Communications Engineering. Mr. Tsuneishi also has served on the board of directors at Semiconductor Equipment and Materials International since July 2010.

Gary E. Dickerson	57	Mr. Dickerson will serve as the Company’s Chief Executive Officer and a director of the Company. Mr. Dickerson has been the Chief Executive Officer of Applied and a member of the Applied Board since September 2013. Mr. Dickerson was named President of Applied in June 2012, after joining Applied following its acquisition of Varian Semiconductor Equipment Associates, Inc. in November 2011. Mr. Dickerson had served as Chief Executive Officer and a director of Varian since 2004. Prior to joining Varian Semiconductor Equipment Associates, Inc. in 2004, Mr. Dickerson served 18 years with KLA-Tencor Corporation, a supplier of process control and yield management solutions for the semiconductor and related industries, where he held a variety of operations and product development roles, including President and Chief Operating Officer. Mr. Dickerson started his semiconductor career in manufacturing and engineering management at General Motors’ Delco Electronics Division and then AT&T, Inc.

The Chief Executive Officer of the Company may appoint the members of the Company’s Executive Board, which is to be comprised of senior executives of the Company and its subsidiaries. The Chief Executive Officer of the Company may suspend and remove the members of the Company’s Executive Board from time to time. While remaining responsible therefor, the Chief Executive Officer of the Company may delegate specific duties regarding the operational management of the Company and the business enterprises connected therewith to members of the Company’s Executive Board.

Upon consummation of the Business Combination, the Company’s Executive Board will consist of:

•	six individuals designated by Applied; and

•	six individuals designated by TEL.

Biographical information as of the date of this document of the executive officers of the Company, other than Gary E. Dickerson, whose biographical information appears above, who have been identified as of the date of this document is set forth in the following table.

Name	Age	Present Principal Occupation or Employment, Employment History and Other Directorships
Robert J. Halliday	60	Mr. Halliday will serve as the Chief Financial Officer of the Company. Mr. Halliday has been Senior Vice President, Chief Financial Officer of Applied since February 2013. Mr. Halliday previously served as a group vice president and general manager in Applied’s Silicon Systems Group segment after joining Applied following its acquisition of Varian in November 2011. Mr. Halliday had served as Chief Financial Officer of Varian from 2001 and as an Executive Vice President of Varian since 2004. Mr. Halliday served as Varian’s Treasurer from November 2002 to October 2006 and from February 2009 until February 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of a class of the Company’s equity securities registered under Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Because the Company’s ordinary shares are not registered under Section 12 of the Exchange Act, the Company’s officers, directors and persons who own more than ten percent of the Company’s ordinary shares, are not required to file reports of ownership and reports of changes in ownership with the SEC.

Code of Ethics

The Company has not adopted a code of ethics. Given the nature of the Company’s business, its limited shareholder base and current composition of management, the Board does not believe that the Company requires a code of ethics at this time. Following consummation of the Business Combination, the board of directors of the Company following consummation of the Business Combination will adopt a code of ethics that will be suitable for its operations after the Company.

Audit Committee

The Board has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since, to date, the Company has not conducted any material activities other than those incident to its formatted and matters contemplated by the Business Combination Agreement and has only one director who also serves as the principal executive officer and financial and accounting officer. As of the consummation of the Business Combination, the Board will establish an audit committee.

ITEM 11. EXECUTIVE COMPENSATION

As of the date of this document, the Company has not paid any compensation to its directors, executive officers or other managers. The form and amount of the compensation to be paid to each of the Company’s directors, executive officers and other managers will be determined by the Company’s Board in line with the remuneration policy to be adopted by the Company’s general meeting of shareholders, which is expected to occur prior to consummation of the Business Combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

As of March 6, 2015, TEL is the Company’s sole shareholder.

Equity Compensation Plans

As of December 31, 2014, the Company did not have any compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

Other than the Business Combination, there have been no transactions since the Company’s inception on January 6, 2014, and there are no currently proposed transactions, in which the Company was, or is to be, a participant and in which any related person had or will have a direct or indirect material interest, which are required to be disclosed pursuant to SEC rules.

As of the date of this document, the Company has not adopted a policy for review of related person transactions. However, prior to consummation of the Business Combination, the Company expects to adopt a policy relating to the review, approval or ratification of “related person transactions” involving the Company or its subsidiaries and related persons. Under SEC rules, a related person is a director, officer, nominee for director or 5% stockholder of a company since the beginning of the previous fiscal year, and their immediate family members.

Director Independence

The Company has not established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system. The Company’s current director would not be deemed to be “independent” under any applicable definition given that he is also the principal executive officer and financial and accounting officer of the Company. The Company also has not established any committees of the Board.

Because the Company has not conducted any material activities other than those incident to its formation and matters contemplated by the Business Combination Agreement and has only one director who also serves as the principal executive officer and financial and accounting officer, the Board does not believe that the Company requires any corporate governance committees at this time.

As discussed above, as of consummation of the Business Combination, the Company will have a single-tier board of directors consisting initially of 11 directors, including seven “independent directors” under applicable NASDAQ rule and applicable rules of the SEC. Also as of the consummation of the Business Combination, the Board will have a nominating committee consisting of three independent non-executive directors. In addition to this nominating committee, the Board will establish an audit committee, a compensation committee and any other committee the Board decides to form or may deem necessary.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG AZSA LLC acts as the Company independent registered public accounting firm. The following is a summary of the fees paid to KPMG AZSA LLC for services rendered.

Audit Fees

KPMG AZSA LLC incurred €107,327, in the aggregate, in audit fees during the period from January 6, 2014 (date of incorporation) through December 31, 2014, for professional services rendered for the audit of the Company’s financial statements, review of the interim financial statements included in quarterly reports, and services that are typically provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit Related Fees

KPMG AZSA LLC did not render audit related services during the period from January 6, 2014 (date of incorporation) through December 31, 2014.

Tax Fees

KPMG AZSA LLC did not render any services for tax compliance, tax advice or tax planning during the period from January 6, 2014 (date of incorporation) through December 31, 2014.

All Other Fees

KPMG AZSA LLC did not render any other services during the period from January 6, 2014 (date of incorporation) through December 31, 2014.

Audit Committee Approval

The Company currently has not established an audit committee. It is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the board prior to completion of the audit.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	(1)-(2) Financial Statements and Financial Statement Schedule.

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(3) Exhibits.

Exhibit Number	Description of Documents

2.1	Business Combination Agreement, dated as of September 24, 2013, by and between Applied Materials, Inc. and Tokyo Electron Limited, including the Joinder Agreement, dated as of January 16, 2014, by and among Applied Materials, Inc., Tokyo Electron Limited and TEL-Applied Holdings B.V. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on May 9, 2014).

2.2	Amendment No. 1 to Business Combination Agreement dated as of February 14, 2014, by and among Applied Materials, Inc., Tokyo Electron Limited and TEL-Applied Holdings B.V. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on May 9, 2014).

2.3	Amendment No. 2 to Business Combination Agreement dated as of February 26, 2015, by and among Applied Materials, Inc., Tokyo Electron Limited and Eteris B.V. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-194047) filed with the SEC on February 26, 2015).

3.1	Articles of Association of Eteris B.V. (formerly known as TEL-Applied Holdings B.V.) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on February 20, 2014).

3.2	Deed of Amendment of the Articles of Association of Eteris B.V. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2014).

3.3	Form of Articles of Association of Eteris B.V. (formerly known as TEL-Applied Holdings B.V.) at consummation of the Business Combination (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on May 9, 2014).

3.4	Form of Board Rules for Eteris B.V. (formerly known as TEL-Applied Holdings B.V.) at consummation of the Business Combination (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on May 9, 2014).

31.1*	Certification of Principal Executive Officer and Financial and Accounting Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Financial and Accounting Officer pursuant to Section 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(b)	Exhibits. See Exhibits above.
(c)	Financial Statements Schedules. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETERIS B.V.

By:	/s/ Tetsuro Higashi
Tetsuro Higashi, Managing Director
(Principal Executive Officer and Financial and Accounting Officer)		March 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tetsuro Higashi
Name:	Tetsuro Higashi
Title:	Managing Director	March 6, 2015
(Principal Executive Officer and Financial and Accounting Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report to security holders covering the Company’s last fiscal year has been sent as of the date of this report. No proxy statement, form of proxy, or other proxy soliciting material has been sent to any of the Company’s security holders with respect to any annual or other meeting of security holders. If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the Company will furnish copies of such material to the Commission when it is sent to security holders.

ETERIS B.V.

Report of Independent Registered Public Accounting Firm

The Managing Director and the Stockholder

Eteris B.V.:

We have audited the accompanying balance sheet of Eteris B.V. as of December 31, 2014, and the related statements of operations, changes in stockholder’s deficit, and cash flows for the period from January 6, 2014 (date of incorporation) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eteris B.V. as of December 31, 2014, and the results of its operations and its cash flows for the period from January 6, 2014 (date of incorporation) to December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG AZSA LLC

Tokyo, Japan

March 6, 2015

Eteris B.V.

Balance Sheet

Euro
December 31, 2014
Assets
Current assets
Cash and cash equivalents	6,141,664
Other current assets	1,862

Total current assets	6,143,526

Total assets	€6,143,526

Liabilities and Stockholder’s Deficit
Current liabilities
Short-term borrowings	6,141,668
Accrued expenses	107,025
Total current liabilities	6,248,693

Total liabilities	6,248,693

Stockholder’s deficit
Ordinary shares (par value €0.01, 100 shares issued and outstanding)	1
Additional paid-in capital	5,022
Accumulated deficit	(110,190)

Total stockholder’s deficit	(105,167)

Commitments and contingencies

Total liabilities and stockholder’s deficit	€6,143,526

See accompanying notes to financial statements.

Eteris B.V.

Statement of Operations

Euro
January 6, 2014 (Date of Incorporation) to December 31, 2014
Revenue:
Total revenue	€—

Operating costs and expenses:
General and administrative expenses	107,332

Total operating costs and expenses	107,332
Other income (expense)
Interest income	1,885
Interest expense	(4,959)
Foreign currency exchange gain	5,238

Total other income	2,164

Loss before income taxes	(105,168)
Income taxes	—

Net loss	€(105,168)

Net loss per share —
Basic	€(1,051.68)

Weighted-average shares used to compute net loss per share —
Basic	100

See accompanying notes to financial statements.

Eteris B.V.

Statement of Changes in Stockholder’s Deficit

	Euro
	Ordinary shares	Additional paid-in capital	Due from stockholder	Accumulated deficit	Total stockholder’s deficit
Balance as of January 6, 2014 (Date of Incorporation)	€1	€5,022	€(1)	€(5,022)	€—

Net loss	—	—	—	(105,168)	(105,168)
Funding of share capital	—	—	1	—	1

Balance as of December 31, 2014	€1	€5,022	€—	€(110,190)	€(105,167)

See accompanying notes to financial statements.

Eteris B.V.

Statement of Cash Flows

Euro
January 6, 2014 (Date of Incorporation) to December 31, 2014
Cash flows from operating activities:
Net loss	€(105,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Other current assets	(1,862)
Accrued expenses	107,025

Net cash used in operating activities	(5)

Cash flows from financing activities:
Proceed from short-term borrowings	6,531,205
Funding of share capital	1

Net cash provided by financing activities	6,531,206

Effect of exchange rate changes on cash and cash equivalents	(389,537)

Increase in cash and cash equivalents	6,141,664
Cash and cash equivalents, date of incorporation	—

Cash and cash equivalents, end of period	€6,141,664

See accompanying notes to financial statements.

Eteris B.V.

Notes to Financial Statements

Note 1 — Organization

Eteris B.V. (formerly known as TEL-Applied Holdings B.V.) (the “Company”) was formed on January 6, 2014 as a wholly owned subsidiary of Tokyo Electron Limited, a Japanese corporation (kabushiki kaisha) (“TEL”), and changed its name to Eteris B.V. on July 8, 2014. The Company is a Dutch private corporation with limited liability (besloten vennootschap) registered with the Commercial Register of the Nederlands Chamber of Commerce under the registration number 59642459. The Company’s official seat (statutaire zetel) is in Amsterdam, the Netherlands and its business address is Kerkenbos 1015, Unit C, 6546 BB, Nijmegen, the Netherlands.

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

Pursuant to the transactions contemplated by the Business Combination Agreement, TEL and a wholly owned direct subsidiary of the Company newly incorporated in Japan (“TEL Exchange Sub”) will effect a share-for-share exchange, and a wholly owned indirect subsidiary of the Company newly incorporated in Delaware will be merged with and into Applied, resulting in both Applied and TEL becoming wholly owned subsidiaries of the Company. Pursuant to the transactions contemplated by the Business Combination Agreement, new ordinary shares of the Company will be issued to existing TEL shareholders and Applied stockholders, which ordinary shares are expected to be listed on the Nasdaq Global Select Market and the Tokyo Stock Exchange. Although the Company will be considered the legal acquirer and parent company of Applied and TEL, Applied will be considered the accounting acquirer of the Company and TEL. The accompanying Eteris B.V. financial statements do not include any adjustments that might result from the consummation of the transactions contemplated by the Business Combination Agreement.

To date, the Company has not conducted any material activities other than those incident to its formation and matters contemplated by the Business Combination Agreement.

As of December 31, 2014, TEL is the Company’s sole shareholder. The Company does not hold any equity interest in any other legal entity.

Note 2 — Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying financial statements conform with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

(b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

(c)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

(d)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the amount that is more likely than not to be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

(e)	Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management of the Company to make of estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Significant items subject to such estimates and assumptions include valuation allowance for deferred tax assets.

(f)	Foreign Currency Matters

The Company uses the Euro as functional currency

All revenues and expenses associated with foreign currency transactions are converted at the rates of exchange prevailing when such transactions occur. Foreign currency receivables and payables are remeasured at the applicable exchange rates on the balance sheet date. The resulting exchange gains or losses are reflected in other income (expense) in the Statement of Operations.

(g)	Net Loss per Share

Basic net loss per share has been computed by dividing net loss by the weighted-average number of ordinary shares outstanding.

(h)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance that requires revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard will supersede most current revenue recognition guidance, including industry-specific guidance. The guidance becomes effective for the Company in the first quarter of fiscal 2017, and can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. The Company is currently evaluating the effect of this new guidance on the Company’s ongoing financial reporting, including the selection of a transition method.

Note 3 — Disclosure about the Fair Value Instruments

The carrying amounts of cash and cash equivalents, other current assets, short-term borrowings, and accrued expenses approximate fair value because of the short maturity of these instruments.

Note 4 — Income Taxes

The Company did not recognize any current or deferred income tax expense for the period ended December 31, 2014. The loss before income taxes in the amount of €105,168 for the period ended December 31, 2014 is entirely attributed to the Netherlands.

The difference between the statutory and actual effective tax rate for the period ended December 31, 2014 is as follows:

January 6, 2014 (Date of Incorporation) to December 31, 2014
Tax provision at the Netherlands statutory rate	25.0%
Change in valuation allowance	(25.0)%

Actual effective tax rate	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2014 are presented below:

Euro
December 31, 2014
Net operating loss carryforwards	€27,547

Total gross deferred tax assets	27,547
Less valuation allowance	(27,547)

Net deferred tax assets	€0

The changes in the valuation allowance for deferred tax assets for the period ended December 31, 2014 is as follows:

Euro
January 6, 2014 (Date of Incorporation) to December 31, 2014
Balance as of January 6, 2014	€1,255
Increase in net operating loss carryforwards	26,292

Balance at end of period	€27,547

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax-planning strategies in making this assessment. Considering the more likely than not threshold, management believes that the Company will not realize the benefits of these deferred tax assets as of December 31, 2014 and the Company recognized full valuation allowance as of December 31, 2014.

Net operating loss carryforwards in the amount of €110,190 will expire in 2023.

The Company is subject to regular income tax examinations by the Dutch tax authority for 2014.

Note 5 — Short-term Borrowings

Short-term borrowings are from TEL and bear interest at annual rate of 0.683% as of December 31, 2014.

Note 6 — Organization Costs

Costs relating to the incorporation of the Company were paid by TEL. These costs have been allocated to the Company by TEL as an expense of the Company with a corresponding credit to additional paid-in capital.

Note 7 — Ordinary Shares

As of December 31, 2014, there were 100 ordinary shares, par value €0.01 per share, of the Company issued and outstanding. All such issued and outstanding ordinary shares were held by TEL.

Note 8 — Due from Stockholder

Amounts receivable from TEL associated with the issuance of the Company’s ordinary shares were accounted for as contra-equity as of January 6, 2014. This amount was received on February 13, 2014.

Note 9 — Supplementary Cash Flow Information

There were no material non-cash investing and financing transactions for the period ended December 31, 2014.

Note 10 — Commitments and Contingencies

As of December 31, 2014, the Company does not have any commitments other than those incident to its formation and matters contemplated by the Business Combination Agreement.

As of December 31, 2014, there were no accrued liabilities for legal contingencies and claims, and there were no amounts charged to expense for the period ended December 31, 2014. There is currently no major pending litigation or claims against the Company.

Note 11 — Unaudited Quarterly Financial Data

	Euro
	Fiscal Quarter				Fiscal Year
	First	Second	Third	Fourth
January 6, 2014 (Date of Incorporation) to December 31, 2014
Revenue	—	—	—	—	—
Net loss	(56,477)	(25,689)	(13,113)	(9,889)	(105,168)
Basic loss per share	(564.77)	(256.89)	(131.13)	(98.89)	(1051.68)

EXHIBIT INDEX

Exhibit Number	Description of Documents

2.1	Business Combination Agreement, dated as of September 24, 2013, by and between Applied Materials, Inc. and Tokyo Electron Limited, including the Joinder Agreement, dated as of January 16, 2014, by and among Applied Materials, Inc., Tokyo Electron Limited and TEL-Applied Holdings B.V. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on May 9, 2014).

2.2	Amendment No. 1 to Business Combination Agreement dated as of February 14, 2014, by and among Applied Materials, Inc., Tokyo Electron Limited and TEL-Applied Holdings B.V. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on May 9, 2014).

2.3	Amendment No. 2 to Business Combination Agreement dated as of February 26, 2015, by and among Applied Materials, Inc., Tokyo Electron Limited and Eteris B.V. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-194047) filed with the SEC on February 26, 2015).

3.1	Articles of Association of Eteris B.V. (formerly known as TEL-Applied Holdings B.V.) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on February 20, 2014).

3.2	Deed of Amendment of the Articles of Association of Eteris B.V. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2014).

3.3	Form of Articles of Association of Eteris B.V. (formerly known as TEL-Applied Holdings B.V.) at consummation of the Business Combination (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on May 9, 2014).

3.4	Form of Board Rules for Eteris B.V. (formerly known as TEL-Applied Holdings B.V.) at consummation of the Business Combination (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-194047) filed with the SEC on May 9, 2014).

31.1*	Certification of Principal Executive Officer and Financial and Accounting Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Financial and Accounting Officer pursuant to Section 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.